Form 10-Q
period 2002-09-30
JAMES CABLE FINANCE CORP; JAMES CABLE PARTNERS LP /DE/
filed 2002-11-13
CIK 926283, 926285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____________ to _____________


               Commission file numbers 333-35183 and 333-35183-01


                           JAMES CABLE PARTNERS, L.P.
                            JAMES CABLE FINANCE CORP.
           (Exact name of each Registrant as specified in its charter)

                        Delaware                                                     38-2778219
                        Michigan                                                     38-3182724
    (State or Other Jurisdiction of Incorporation or                   (I.R.S. Employer Identification Nos.)
            Organization of each Registrant)

            38710 Woodward Avenue, Suite 180                                           48304
               Bloomfield Hills, Michigan                                            (Zip Code)
        (Address of principal executive offices)

Registrants' telephone number, including area code:  (248) 647-1080


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        [X]     [ ]

                                                        Yes      No

Number of shares of common stock of James Cable Finance Corp. outstanding as of November 13, 2002: 1,000.

* James Cable Finance Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                                TABLE OF CONTENTS


                                                                                                  PAGE NO.
PART I.  FINANCIAL INFORMATION
         Forward-Looking Statements                                                                   3

         Item 1.     Consolidated Financial Statements of James Cable
                     Partners, L.P. and Subsidiary                                                    5
                     Notes to Consolidated Financial Statements                                       9

                     Balance Sheets of James Cable Finance Corp.
                     Notes to Balance Sheets                                                         13
                                                                                                     14
         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                             15

         Item 3.     Quantitative and Qualitative Disclosures About Market
                     Risk                                                                            25

         Item 4.     Controls and Procedures                                                         25

PART II. OTHER INFORMATION

         Item 1.     Legal Proceedings                                                               26

         Item 4.     Submission of Matters to a Vote of Security Holders                             26

         Item 6.     Exhibits and Reports on Form 8-K                                                27

PART I.  FINANCIAL INFORMATION

                           FORWARD-LOOKING STATEMENTS

       This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as: "attempt," "goal," "foreseeable," "may," "might," "could," "would," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this quarterly report on Form 10-Q, including without limitation the statements in this quarterly report on Form 10-Q under "Part I--Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation" and other statements located elsewhere herein regarding our subscribers, operations, results of operations, financial position, liquidity and capital resources are forward-looking statements. These forward-looking statements also include, but are not limited to:

       - estimates and expectations regarding our current and future operations and markets;
       - forecasts and expectations of growth regarding our industry, operations, services and subscriber base;
       - statements regarding our current plans and goals for our cable systems; and
       - statements and projections regarding our anticipated revenues, expense levels, operating results, financial condition, liquidity and capital resources.

       Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to be correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, are disclosed in this quarterly report on Form 10-Q and in our most recent annual report on Form 10-K. See, e.g., (1) "Part I--Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" in this quarterly report on Form 10-Q, and (2) "Part II--Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" in our most recent annual report on Form 10-K. Important factors that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, the risk factors described herein and in our most recent annual report on Form 10-K and the following:

       - our potential need for additional capital or to refinance our existing indebtedness;
       -   changes or advances in technology;
       -   competition in the industry and markets in which we operate;
       -   our anticipation of future losses;
       -   unforeseen delays, cost overruns and expenses;
       - potential fluctuations in our subscriber base and in the demand for our services;
       - our ability to manage and control costs and expenditures that impact our results of operations, financial condition and liquidity;
       -   our ability to attract and retain skilled personnel;
       - rate regulation and changes in government regulation and our cable franchises; and
       -   general economic and business conditions.

       Our forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements and risk factors in this quarterly report on Form 10-Q and in our most recent annual report on Form 10-K.

ITEM 1.  Financial Statements

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30,          December 31,
                                                                                   2002                   2001
                                                                           ------------------     ------------------
                                                                                (Unaudited)
                                     ASSETS

Cash & Cash Equivalents                                                      $       2,414,282      $         567,404
Accounts Receivable - Subscribers (Net of allowance for
      doubtful accounts of $8,934 in 2002 and $15,852 in 2001)                       4,080,291              4,024,248
Prepaid Expenses & Other                                                               660,350                549,900
Property & Equipment:
      Cable television distribution systems and equipment                          106,566,681            104,257,833
      Land and land improvements                                                       333,958                333,958
      Buildings and improvements                                                     1,053,242              1,053,242
      Office furniture & fixtures                                                    4,549,932              4,549,932
      Vehicles                                                                       5,083,292              5,083,292
                                                                             ------------------     ------------------
           Total                                                                   117,587,105            115,278,257
      Less accumulated depreciation                                                (92,275,396)           (85,999,799)
                                                                             ------------------     ------------------
           Total                                                                    25,311,709             29,278,458
Deferred Financing Costs (Net of accumulated amortization of
      $3,056,866 in 2002 and $2,407,372 in 2001)                                     1,453,634              2,094,469
Goodwill and Other Indefinite Lived Intangible Assets                               11,864,385             11,864,385
Other Intangible Assets, Net                                                           428,412                614,892
Deposits                                                                                64,080                 65,260
                                                                             ------------------     ------------------

Total Assets                                                                 $      46,277,143      $      49,059,016
                                                                             ==================     ==================

                        LIABILITIES & PARTNERS' DEFICIT

Liabilities:
      Debt                                                                   $     118,000,000      $     111,500,000
      Accounts payable                                                                 171,122                701,812
      Accrued expenses                                                               2,719,570              2,739,611
      Accrued interest on debt                                                       1,182,499              3,547,499
      Unearned revenue                                                               3,467,820              3,411,759
      Subscriber deposits                                                               16,148                 17,703
                                                                             ------------------     ------------------
           Total                                                                   125,557,159            121,918,384
Commitments and Contingencies (Note 2)
Partners' Deficit:
      Limited partners                                                             (72,956,864)           (66,597,103)
      General partner                                                               (6,323,152)            (6,262,265)
                                                                             ------------------     ------------------
           Total                                                                   (79,280,016)           (72,859,368)
                                                                             ------------------     ------------------

Total Liabilities & Partners' Deficit                                        $      46,277,143      $      49,059,016
                                                                             ==================     ==================


                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  For the Three       For the Three         For the Nine         For the Nine
                                                    Months Ended        Months Ended         Months Ended         Months Ended
                                                   September 30,       September 30,        September 30,        September 30,
                                                        2002                2001                 2002                 2001
                                                  -----------------   -----------------    -----------------    -----------------
                                                                                    (Unaudited)

Revenues                                          $     10,510,978    $      9,885,925     $     31,724,728     $     29,717,027
System Operating Expenses (Excluding
      Depreciation and Amortization)                     6,716,790           6,494,924           20,154,078           18,616,802
Non-System Operating Expenses:
      Management fee                                        75,111             375,000            1,060,111            1,258,487
      Other                                                140,235             111,402              468,250              342,451
                                                  -----------------   -----------------    -----------------    -----------------
      Total non-system operating
           expenses                                        215,346             486,402            1,528,361            1,600,938
Depreciation and Amortization                            2,200,131           2,580,960            6,462,077            7,259,015
                                                  -----------------   -----------------    -----------------    -----------------
Operating Income                                         1,378,711             323,639            3,580,212            2,240,272
Interest and Other:
      Interest expense                                  (3,407,735)         (3,162,384)         (10,018,087)          (9,107,418)
      Interest income                                        8,094               4,705               17,227               26,214
      Other                                                      0                   0                    0              (16,900)
                                                  -----------------   -----------------    -----------------    -----------------
           Total interest and other                     (3,399,641)         (3,157,679)         (10,000,860)          (9,098,104)
                                                  -----------------   -----------------    -----------------    -----------------

Loss before extraordinary item                          (2,020,930)         (2,834,040)          (6,420,648)          (6,857,832)

Extraordinary gain due to extinguishment
      of debt (Note 3)                                           0                   0                    0            1,925,312
                                                  -----------------   -----------------    -----------------    -----------------

Net loss                                          $     (2,020,930)   $     (2,834,040)    $     (6,420,648)    $     (4,932,520)
                                                  =================   =================    =================    =================



                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT


                                                                     Limited               General
                                                                    Partners               Partner                Total
                                                                ------------------    ------------------    ------------------
Balance, December 31, 2001                                      $     (66,597,103)    $      (6,262,265)    $     (72,859,368)
      Net loss (unaudited)                                             (6,359,761)              (60,887)           (6,420,648)
                                                                ------------------    ------------------    ------------------

Balance, September 30, 2002 (unaudited)                         $     (72,956,864)    $      (6,323,152)    $     (79,280,016)
                                                                ==================    ==================    ==================


                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the Nine         For the Nine
                                                                         Months Ended         Months Ended
                                                                        September 30,        September 30,
                                                                             2002                 2001
                                                                       --------------------------------------
                                                                                    (Unaudited)
Cash Flows used in Operating Activities:
      Net loss                                                         $     (6,420,648)    $     (4,932,520)
      Adjustments to reconcile net loss to cash flows
           used in operating activities:
           Depreciation                                                       6,275,597            5,767,707
           Amortization                                                         186,480            1,491,308
           Noncash interest expense                                             649,494              601,676
           Extraordinary gain on extinguishment of debt                               0           (1,925,312)
      (Increase) Decrease in assets:
           Accounts receivable                                                  (56,043)            (108,350)
           Prepaid expenses                                                    (110,450)             (95,536)
           Deposits                                                               1,180              (54,649)
      (Decrease) Increase in liabilities:
           Accounts payable                                                    (530,690)              (5,320)
           Accrued expenses                                                     (20,041)              99,564
           Accrued interest on debt                                          (2,365,000)          (2,235,417)
           Unearned revenue                                                      56,061              162,345
           Subscriber deposits                                                   (1,555)              (1,358)
                                                                       -----------------    -----------------
                Total adjustments                                             4,085,033            3,696,658
                                                                       -----------------    -----------------
                Cash flows used in operating activities                      (2,335,615)          (1,235,862)
Cash Flows used in Investing Activities:
      Additions to property and equipment                                    (2,308,847)          (8,518,850)
                                                                       -----------------    -----------------
                Cash flows used in investing activities                      (2,308,847)          (8,518,850)
Cash Flows from Financing Activities:
      Principal payments on credit facility                                           0           (2,500,000)
      Proceeds from credit facility borrowings                                6,500,000           23,500,000
      Costs associated with credit facility amendment                            (8,660)          (1,146,598)
      Purchase 10-3/4% Senior Notes                                                   0           (9,720,000)
                                                                       -----------------    -----------------
                Cash flows from financing activities                          6,491,340           10,133,402
                                                                       -----------------    -----------------
Net Increase in Cash and Cash Equivalents                                     1,846,878              378,690
Cash and Cash Equivalents, Beginning of Period                                  567,404            1,098,890
                                                                       -----------------    -----------------
Cash and Cash Equivalents, End of Period                               $      2,414,282     $      1,477,580
                                                                       =================    =================

Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest during the period
      (net of amounts capitalized and amounts paid on
      Company owned Senior Notes)                                      $     11,733,593     $     10,801,128
                                                                       =================    =================


                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GENERAL - James Cable Partners, L.P. (the "Partnership") was organized as a Delaware limited partnership in 1988. James Cable Finance Corp., a Michigan corporation ("Finance Corp."), was organized on June 19, 1997 and became a wholly-owned subsidiary of the Partnership. References to the "Company" herein are to the Partnership and Finance Corp. consolidated, or to the Partnership prior to the organization of Finance Corp., as appropriate.

      UNAUDITED INTERIM STATEMENTS - The accompanying interim financial statements and related notes are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations of the Company for the interim periods. The December 31, 2001 balance sheet data is derived from audited financial statements, but the notes do not include all disclosures required for audited statements by generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2001 included in the Company's 2001 Form 10-K filed with the Securities and Exchange Commission. The results for interim periods are not necessarily indicative of the results for a full year. See "Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

      IMPACT OF RECENTLY ADOPTED ACCOUNTING PRINCIPLES - On July 20, 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

      The Company adopted SFAS No. 142 on January 1, 2002, as required by the new statement. Upon adoption, the Company no longer amortizes goodwill and other indefinite lived intangible assets, which consist of cable franchise operating rights. The Company will be required to test its goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. The provisions of SFAS No. 142 require the completion of an initial transitional impairment assessment, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company has completed this assessment and determined that no cumulative effect results from adopting this change in accounting principle.

      The effect of the adoption of SFAS No. 142 as of September 30, 2002 and December 31, 2001 is presented in the following table (in thousands) which includes only those assets which were not fully amortized prior to December 31, 2001:


(in thousands)                              September 30, 2002                         December 31,2001
                                     Gross        Accum.       Carrying         Gross       Accum.       Carrying
                                     Value        Amort.        Value           Value       Amort.        Value
                                     -----        ------        -----           -----       ------        -----
Indefinite-lived intangibles:
   Goodwill                            $7,457         $567        $6,890          $7,457         $567       $6,890
   Franchise operating rights          16,656       11,682         4,974          16,656       11,682        4,974
                                  ------------  -----------   -----------    ------------ ------------  -----------
Totals                                $24,113      $12,249       $11,864         $24,113      $12,249      $11,864
                                  ============  ===========   ===========    ============ ============  ===========

Other intangible assets:
   Subscriber lists and non-
      compete agreements               $1,243         $815          $428          $1,243         $628         $615
                                  ============  ===========   ===========    ============ ============  ===========


      Amortization expense on the other intangible assets for the nine months ended September 30, 2002 was $186,480 and is expected to be $246,000, $110,000 and $11,000 in 2003, 2004 and 2005, respectively.

      Since the Company was not required to adopt SFAS No. 142 until January 1, 2002, the 2001 net loss includes amortization of goodwill and franchise operating rights. Thus, the table below presents comparative net loss amounts for the nine months ended September 30, 2002 and 2001.

                                                          Nine Months           Nine Months
                                                             Ended                 Ended
                                                         Sept. 30, 2002       Sept. 30, 2001
                                                         --------------       --------------
Loss before extraordinary item                              ($6,420,648)         ($6,857,832)

Add back:
   Amortization of goodwill                                                          139,861
   Amortization of franchise operating rights                                      1,164,997
                                                       ----------------      ----------------
Adjusted loss before extraordinary item                      (6,420,648)          (5,552,974)

Extraordinary gain due to debt extinguishment                                      1,925,312
                                                       ----------------      ----------------
Adjusted net loss                                           ($6,420,648)         ($3,627,662)
                                                       ================     ================

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard requires one model of accounting for long-lived assets to be disposed of, and broadens the definition of discontinued operations to include a component of a segment. The Company adopted SFAS No. 144 in the first quarter of 2002 and does not expect that it will have a material impact on its financial position and/or results of operations.

(2)   REGULATORY MATTERS

      The cable television industry is subject to extensive governmental regulation on the federal, state and local levels (but principally by the Federal Communications Commission ("FCC") and by local franchising authorities ("LFA's")). Many aspects of such regulation have recently been extensively revised and are currently the subject of judicial proceedings and administrative rulemakings, which are potentially significant to the Company. In this regard, the Company believes that the regulation of cable television systems, including the rates charged for cable services, remains a matter of interest to Congress, the FCC and local regulatory officials. Critics of the cable television industry continue to seek to maintain or even tighten cable rate regulation in the absence of widespread effective competition. Accordingly, no assurance can be given as to what future actions such parties or the courts may take or the effect thereof on the Company.

      The Company, in addition to providing cable television services, provides Internet access services, both dial-up and high-speed, to a portion of its subscriber base. Following efforts to regulate certain areas of cable provided Internet service, there have been several inconsistent judicial decisions regarding the proper regulatory treatment. In addition, the FCC recently ruled that cable modem service is an interstate information service, rather than a cable or telecommunications service. This classification should, at least initially, leave cable modem service exempt from the burdens associated with traditional cable and telecommunications regulation. However, numerous Internet service providers, LFA's and telecommunications providers have appealed the FCC's determination to the U.S. Court of Appeals for the Ninth Circuit. The FCC also initiated a rulemaking to determine what power, if any, LFA's have over cable modem service as an information service, including forced access (i.e. mandatory access by unaffiliated third parties to cable networks for high-speed Internet service), franchising and franchise fee obligations, and customer service.

      In 2001, the FCC granted a pole attachment complaint brought by the Company, and other Alabama cable operators, against Alabama Power Company ("APC"). The Company initiated the complaint as a result of APC's imposition of significant pole rental rate increases (more than 500% for the Company), APC's refusal to engage in good faith negotiations and the threat, by APC, to terminate existing pole attachment agreements. APC, and other pole companies, appealed the FCC order to the U.S. Court of Appeals for the Eleventh Circuit. The parties have submitted full briefs and have presented their oral arguments before the court. A ruling from the court is expected later this year.

      It is also important to note that APC is not the only utility company to propose significant pole attachment rental rate increases. For instance, Georgia Power Company, which also provides pole attachments to the Company, has proposed an even greater increase than APC, as well as an onerous new pole agreement. Both the rates and the agreement are currently being challenged at the FCC. Depending on the final outcome of these proceedings, as well as others that may arise in the future involving other utility companies, the Company could experience a significant increase in its pole attachment rental costs and the results of its operations could be negatively impacted if enough of its pole attachment rental rates increased at this pace.

      On October 31, 2001, Echostar Satellite Corporation ("ESC") filed a suit against the Company in U.S. District Court for the District of Colorado, alleging, among other things, unfair trade practices, and violations of the Federal Communications Act of 1934 and the Digital Millennium Copyright Act.

      In February 2002, the parties agreed to settle the case and entered into a Confidential Settlement Agreement, which required the Company to pay ESC monetary consideration. The parties filed a Consent Motion for Entry of Final Judgment and Permanent Injunction. On February 25, 2002, the court granted the Consent Motion and entered the Final Judgment and Permanent Injunction as submitted by the parties. The Final Judgment and Permanent Injunction included only prospective injunctive relief and did not include any monetary judgment. Under the Injunction, the Company will be enjoined in the future from taking certain actions relating to Echostar's signals and satellites.

      The Company is a party to ordinary and routine litigation proceedings that are incidental to the Company's business. Management believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect of the financial condition or results of operations of the Company.

(3)   DEBT

      At September 30, 2002, the Company's debt was $118.0 million, its total assets were $46.3 million and its partners' deficit was $79.3 million. At December 31, 2001, the Company's debt was $111.5 million, its total assets were $49.1 million and its partners' deficit was $72.9 million. As of September 30, 2002 the Company had borrowed all $30 million available under its secured credit facility.

      Due to the Company's high degree of leverage: (a) a substantial portion of its cash flow must be committed to the payment of its interest expense and is not available for other purposes; (b) the Company's ability to obtain additional financing in the future may be limited; and (c) the Company is more highly leveraged than many other cable television companies and other competitors.

      The ability of the Company to satisfy its obligations going forward will be primarily dependent on its future financial and operating performance and upon its ability to renew or refinance borrowings or raise additional capital. In an effort to mitigate the possibility that the Company will be unable to satisfy its debt covenants and interest payment obligations in the future, the Company plans to further limit its capital spending and to consider cost cutting measures. There can be no assurance that the Company's mitigation efforts will be successful, or that the Company's operating results, cash flow and capital resources will be sufficient to satisfy its obligations, or that the Company will be able to renew or refinance borrowings or raise additional equity capital if its future operating results and cash flow fall short of expectations.

      In the event that the Company is unable to satisfy its debt covenants, debt service and working capital requirements, its lenders could elect to declare all amounts outstanding to be immediately due and payable, together with accrued and unpaid interest, and could repossess the Company's assets to satisfy the obligations. Absent any renewal, refinancing or equity infusion, if any of the Company's debt was accelerated, then the Company would not have sufficient liquidity to meet its obligations as they become due. Accordingly, accelerated debt repayment would have a material adverse affect on the Company's operations, liquidity and capital resources.

      During the period from December 31, 2000 to March 2, 2001, the Company was in default of a debt to EBITDA ratio covenant under its credit facility. During the period from February 15, 2001 to March 2, 2001, the Company was also in default of its obligation to pay interest on its Notes. On March 2, 2001, the Company amended and restated its secured credit facility with new lenders which will permit it to borrow up to $30 million. As of September 30, 2002, all of the available credit had been drawn down to, among other things, pay accrued interest on the Company's Notes and to purchase $12 million (face amount) of those Notes from affiliates of the lenders. The credit facility matures on March 2, 2004 and is guaranteed by James Cable Finance Corp. Interest accrues on amounts borrowed under the credit facility at a fixed rate of 11.5%, and is payable quarterly in arrears. The debt, at September 30, 2002, is comprised of:


10-3/4% Senior B Senior Notes due 2004                         $88,000,000
Credit facility                                                 30,000,000
                                                        -------------------
Total debt                                                    $118,000,000
                                                        ===================

      As discussed above, the Company purchased $12 million (face amount) of its Notes from affiliates of its credit facility lenders. These Notes were purchased at a discounted price of .81 and, thus, the Company recognized an extraordinary gain on the extinguishment of debt as follows:



Face value of Notes purchased                                              $12,000,000
Purchase price of Notes                                     9,720,000
Unamortized value of costs associated
   with Notes                                                 354,688
                                                     -----------------
              Subtotal                                                      10,074,688
                                                                      -----------------
Extraordinary gain on extinguishment of debt                                $1,925,312
                                                                      =================

                            JAMES CABLE FINANCE CORP.
 (A WHOLLY OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P., A DELAWARE LIMITED
                                  PARTNERSHIP)

                                 BALANCE SHEETS


                                                                                            September 30,       December 31,
                                                                                                 2002               2001
                                                                                           -----------------  -----------------
                                                                                             (Unaudited)
                                             ASSETS
Cash and cash equivalents                                                                            $1,000             $1,000
                                                                                           =================  =================

                                      SHAREHOLDER'S EQUITY
Shareholder's equity - Common stock (1,000 shares issued and outstanding)                            $1,000             $1,000
                                                                                           =================  =================


                          See notes to balance sheets.

                            JAMES CABLE FINANCE CORP.
 (A wholly owned subsidiary of James Cable Partners, L.P., a Delaware Limited
                                  Partnership)

                     NOTES TO THE BALANCE SHEETS (UNAUDITED)

(1)   ORGANIZATION

      James Cable Finance Corp. ("Finance Corp."), a Michigan corporation, is a wholly-owned subsidiary of James Cable Partners, L.P., a Delaware limited partnership (the "Partnership"), and was organized on June 19, 1997 for the sole purpose of acting as co-issuer with the Partnership of $100 million aggregate principal amount of the 10-3/4% Senior Notes. Finance Corp. has nominal assets and currently does not have (and it is not expected to have) any material operations.

(2)   STATEMENTS OF OPERATIONS, SHAREHOLDER'S EQUITY AND CASH FLOWS

      Since there were no operations in the Finance Corp. from the date of inception through September 30, 2002, a Statement of Operations, a Statement of Shareholder's Equity and a Statement of Cash Flows have not been presented.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion of the financial condition and results of operations of the Company contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed in this Quarterly Report on Form 10-Q under "Forward-Looking Statements" and under "Item 2. Management's Discussion and Results of Operations
- Risk Factors" and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

OVERVIEW

      Significant Leverage. At September 30, 2002, the Company's debt was $118.0 million, its total assets were $46.3 million and its partners' deficit was $79.3 million. At December 31, 2001, the Company's debt was $111.5 million, its total assets were $49.1 million and its partners' deficit was $72.9 million. As of September 30, 2002 the Company had borrowed all $30 million available under its secured credit facility.

      Due to the Company's high degree of leverage: (a) a substantial portion of its cash flow must be committed to the payment of its interest expense and is not available for other purposes; (b) the Company's ability to obtain additional financing in the future may be limited; and (c) the Company is more highly leveraged than many other cable television companies and other competitors. See "Liquidity and Capital Resources" and "Risk Factors" below.

      The ability of the Company to satisfy its obligations going forward will be primarily dependent on its future financial and operating performance and upon its ability to renew or refinance borrowings or raise additional capital. There can be no assurance that the Company's future financial and operating performance will be sufficient to satisfy its debt covenants, debt service and working capital requirements in the near term or through the maturity date of the Notes. In addition, there can be no assurance that the Company will be able to renew or refinance its existing indebtedness, or raise additional equity, in the event that its future financial and operating performance is insufficient. See "Liquidity and Capital Resources" and "Risk Factors" below.

      In the event that the Company is unable to satisfy its debt covenants, debt service and working capital requirements, its lenders could elect to declare all amounts outstanding to be immediately due and payable, together with accrued and unpaid interest, and could repossess the Company's assets to satisfy the obligations. Absent any renewal, refinancing or equity infusion, if any of the Company's debt was accelerated, then the Company would not have sufficient liquidity to meet its obligations as they become due. Accordingly, accelerated debt repayment would have a material adverse affect on the Company's operations, liquidity and capital resources.

      Revenues. The Company's revenues are primarily attributable to subscription fees charged to subscribers to the Company's basic cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming, Internet services and digital services) as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per-channel basis. Internet revenues consist of monthly subscription fees for high-speed and dial-up Internet access and digital services revenue includes monthly subscription fees for tiers of digital programming and fees charged for pay-per-view movies, concerts and sporting events. In addition, other revenues are derived from installation and reconnection fees charged to subscribers to commence cable service, late payment fees, franchise fees, advertising revenues and commissions related to the sale of goods by home shopping services. At September 30, 2002, the Company had 65,929 basic subscribers and 25,071 premium subscriptions, representing basic penetration of 50.7% and premium penetration of 38.0% as compared to December 31, 2001 at which time the Company had 68,492 basic subscribers and 27,243 premium subscriptions which represented basic penetration of 52.7% and premium penetration of 39.8%.

      As of September 30, 2002 the Company had the capability to provide its high-speed Internet service to more than 50% of its cable subscribers and had approximately 7,600 high-speed Internet customers. In addition, the Company was offering its dial-up Internet service to nearly 60% of its cable subscribers and had approximately 3,900 dial-up Internet customers.

      In addition, the Company now has the capability of providing digital services to substantially all of its basic subscribers. With these digital services, the Company can provide tiers of niche satellite programming and pay-per-view movies, sporting events and concerts, thus, allowing it to better compete with direct broadcast satellite ("DBS") services. As of September 30, 2002, the Company had its digital services in approximately 9,150 of its basic subscribers' homes.

      System Operating Expenses. System operating expenses are comprised of variable operating expenses and fixed selling, service and administrative expenses directly attributable to the Company's systems. Variable operating expenses consist of costs directly attributable to providing cable services to customers and therefore generally vary directly with revenues. Variable operating expenses include programming fees paid to suppliers of programming the Company includes in its basic, premium and digital cable television services, as well as expenses related to copyright fees, franchise operating fees and bad debt expenses. Selling, service and administrative expenses directly attributable to the Company's systems include the salaries and wages of the field and office personnel, plant operating expenses, office and administrative expenses and sale costs.

      Non-System Operating Expenses. Non-system operating expenses consist primarily of general overhead expenses which are not directly attributable to any one of the Company's systems. These expenses include legal, audit and tax fees, an incentive bonus accrual for the general managers of the Company's systems and amounts paid to its general partner for management expenses.

LIQUIDITY AND CAPITAL RESOURCES

      General. Liquidity describes the ability to generate sufficient cash flows to meet the cash requirements of continuing operations and to pay obligations as they mature. Liquidity, in the context of the Company's operations, is typically determined by cash flows from operating activities (e.g., initial installation charges and monthly service fees paid by subscribers) and the cash flows used in investing activities (e.g., spending associated with capital projects). The Company continuously monitors available cash and cash equivalents in relation to projected cash needs in an effort to maintain adequate balances for current payments. However, and as further explained below, there can be no assurance that the Company's future financial and operating performance will be sufficient to satisfy its debt covenants, debt service and working capital requirements in the near term or through the maturity date of the Notes.

      Although the Company has generated positive EBITDA since its inception, the Company has incurred significant net losses. During the six month period ended September 30, 2002 the Company incurred a net loss of approximately $6.4 million and it expects to incur a net loss for calendar year 2002.

      As of September 30, 2002, the Company's total debt outstanding was $118 million, comprised of $30 million borrowed under its secured credit facility and $88 million due under its Notes. As of September 30, 2002 the Company had borrowed all $30 million available under its secured credit facility.

      Under the terms of the indenture governing the Company's Notes, the maximum amount of secured indebtedness that the Company is allowed to incur is generally limited to the $30 million borrowed by the Company pursuant to its secured credit facility. Because the Company has borrowed the maximum amount permitted under its secured credit facility, and since there is no availability of future borrowings under that credit facility, absent (1) an amendment to the indenture permitting the Company to incur secured indebtedness and (2) any refinancing or additional equity, the Company's liquidity will be determined solely by its future financial and operating performance. (Generally, an amendment to the indenture to permit the Company to incur additional secured indebtedness would require, among other things, the written consent of the holders of not less than a majority in aggregate principal amount of the outstanding Notes.)

      In an effort to maintain its financial and operating performance at a level that will enable it to generate cash sufficient to meet its debt covenants, debt service and working capital requirements in the near term and through the maturity date of the Notes, the Company has reduced its capital expenditures, has undertaken marketing efforts to maintain its subscriber base and revenues, and has attempted to reduce and monitor its expenses. The Company is also exploring (1) amending the indenture to permit it to incur additional secured indebtedness, (2) renewing or refinancing its existing indebtedness, and
(3) raising additional equity. However, because the Company has experienced, and expects to continue to experience, significant subscriber turnover and significant increases in programming and other expenses, there can be no assurance that the Company's future financial and operating performance will be sufficient to satisfy its debt covenants, debt service and working capital requirements. In addition, there can be no assurance that it will be able to amend the indenture, or to renew or refinance its existing indebtedness or raise additional equity, in the event that its future financial and operating performance is insufficient.

      In the event that the Company is unable to satisfy its debt covenants, debt service and working capital requirements, its lenders could elect to declare all amounts outstanding to be immediately due and payable, together with accrued and unpaid interest, and could repossess the Company's assets to satisfy the obligations. Absent any renewal, refinancing or equity infusion, if any of the Company's debt was accelerated, then the Company would not have sufficient liquidity to meet its obligations as they become due. Accordingly, accelerated debt repayment would have a material adverse affect on the Company's operations, liquidity and capital resources. See "Risk Factors" below.

      Cash Flows used in Operating Activities. Net cash used in operating activities was $2.3 million for the nine months ended September 30, 2002 as compared to $1.2 million for the nine months ended September 30, 2001.

      Cash Flows used in Investing Activities. Net cash used in investing activities decreased by $6.2 million from $8.5 million for the nine months ended September 30, 2001 to $2.3 million for the nine months ended September 30, 2002. This decrease is a result of a reduction in the number of rebuilds / upgrades that the Company is in the process of completing as well as reduced costs associated with Internet and digital service launches, the majority of which were completed by the end of 2001.

      Cash Flows from Financing Activities. Cash flows from financing activities for the nine months ended September 30, 2001 were $10.1 million and included $2.5 million of principal payments on the Company's credit facility, $23.5 million of proceeds from debt borrowings on the Company's credit facility, $1.2 million of costs associated with amending and restating the Company's credit facility and $9.7 million used to repurchase $12 million face value of the 10-3/4% Senior Notes discussed below. Cash flows from financing activities for the nine months ended September 30, 2002 amounted to $6.5 million of proceeds from debt borrowings on the Company's credit facility.

      Balance Sheet. Cash increased by $1.8 million from $600,000 at December 31, 2001 to $2.4 million at September 30, 2002 primarily as a result of the decrease in the Company's capital spending discussed above. Property & Equipment increased by $2.3 million during the first nine months of 2002 primarily due to capital spending made as a part of the Company's 750 MHz upgrade of its entire Tennessee System, equipment costs associated with Internet digital and cable installations, and other general capital expenditures to maintain or improve the quality of the Company's services.

      Total debt increased from $111.5 million at December 31, 2001 to $118.0 million at September 30, 2002. During the period from December 31, 2000 to March 2, 2001, the Company was in default of a debt to EBITDA ratio covenant under its credit facility. During the period from February 15, 2001 to March 2, 2001, the Company was also in default of its obligation to pay interest on its 10-3/4% Series B Senior Notes due 2004 (the "Notes"). As discussed below, on March 2, 2001, the Company amended and restated its secured credit facility with new lenders which will permit it to borrow up to $30 million. As of September 30, 2002, all of the available credit had been drawn down to, among other things, pay accrued interest on the Company's Notes and to purchase $12 million (face amount) of those Notes from affiliates of the lenders.

      The Notes. The Company has outstanding an aggregate principal amount of $88 million of its 10-3/4% Series B Senior Notes due 2004 (the "Notes"). The Notes are general senior unsecured obligations of the Company that mature on August 15, 2004 and rank equally in right of payment with all other existing and future unsubordinated indebtedness of the Company and senior in right of payment to any subordinated obligations of the Company. The Notes are effectively subordinated in right of payment to all secured indebtedness of the Company. Interest on the Notes accrues at the rate of 10-3/4% per annum and is payable semi-annually in cash arrears on February 15 and August 15, which commenced on February 15, 1998, to holders of record on the immediately preceding February 1 and August 1. Interest on the Notes accrues from the most recent date to which interest has been paid. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

      There is no public market for the Notes. The Company has not and does not intend to list the Notes on any securities exchange or to seek approval for quotation through any automated quotation system.

      The Credit Facility. The Company has a $30 million Credit Facility with various independent lenders which matures on March 2, 2004. As of September 30, 2002, all of the available credit had been drawn down to, among other things, pay accrued interest on the Company's Notes and to purchase $12 million (face amount) of those Notes from affiliates of the lenders.

      The Credit Facility, which is secured by a first priority lien on and security interest in substantially all of the assets of the Company, accrues interest at a fixed rate of 11.5% which is payable on a quarterly basis in arrears. The Credit Facility contains certain covenants, and provides for certain events of default, customarily contained in facilities of a similar type. Among other things, the Credit Facility requires the Company to maintain the ratio of its total debt to annualized six-month EBITDA of no more than 9.25 to 1. It also requires the Company to maintain a senior debt ratio (that is, the ratio of debt under the Credit Facility to annualized six-month EBITDA) of no more than 2.20 to 1 through March 30, 2003, of no more than 2.10 to 1 from March 31, 2003 through September 29, 2003, of no more than 2.00 to 1 from September 30, 2003 through March 30, 2004, and of no more than 1.90 to 1 thereafter. In addition, the Credit Facility imposes limitations on the amount of capital expenditures that the Company can make for the remainder of the term. Generally, capital expenditures are limited to $12 million per annum plus any unused portion of the capital expenditure allowance from the previous year.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated:


                                                   For the Three Months ended September 30,
                                                        2002                          2001
                                                        ----                          ----
                                              Amount           %              Amount           %
                                              ------           -              ------           -
                                                               (Dollars in thousands)
Revenues                                    $    10,511        100.0 %      $     9,886        100.0 %
System operating expenses                         6,717         63.9              6,495         65.7
Non-System operating expenses                       215          2.1                486          4.9
Depreciation and amortization                     2,200         20.9              2,581         26.1
                                            ------------   ----------       ------------   ----------
Operating income                                  1,379         13.1                324          3.3
Interest expense, net                             3,400         32.3              3,158         31.9
Other expenses                                        0          0.0                  0          0.0
                                            ------------   ----------       ------------   ----------
Net loss                                    $    (2,021)       (19.2)%      $    (2,834)       (28.6)%
                                            ============   ==========       ============   ==========

EBITDA (1)                                  $     3,579         34.0 %      $     2,905         29.4 %



                                                    For the Nine Months ended September 30,
                                                        2002                           2001
                                                        ----                           ----
                                               Amount           %              Amount           %
                                               ------           -              ------           -
                                                                (Dollars in thousands)
Revenues                                     $    31,725        100.0 %      $   29,717         100.0 %
System operating expenses                         20,154         63.5            18,617          62.6
Non-System operating expenses                      1,529          4.8             1,601           5.4
Depreciation and amortization                      6,462         20.4             7,259          24.4
                                             ------------   ----------       -----------    ----------
Operating income                                   3,580         11.3             2,240           7.6
Interest expense, net                             10,001         31.5             9,081          30.6
Other expenses                                         0          0.0                17           0.1
                                             ------------   ----------       -----------    ----------
Loss before extraordinary item                    (6,421)       (20.2)           (6,858)        (23.1)
Extraordinary gain due to
   extinguishment of debt                              0          0.0             1,925           6.5
                                             ------------   ----------       -----------    ----------
Net loss                                     $    (6,421)       (20.2)%      $   (4,933)        (16.6)%
                                             ============   ==========       ===========    ==========

EBITDA (1)                                   $    10,042         31.7 %      $    9,499          32.0 %


(1) EBITDA represents operating income before depreciation and amortization. The Company has included EBITDA data (which are not a measure of financial performance under Generally Accepted Accounting Principles ("GAAP")) because it understands such data are used by certain investors to determine a company's historical ability to service its indebtedness. EBITDA should not be considered as an alternative to net income as an indicator of the Company's performance or as an alternative to cash flow as a measure of liquidity as determined in accordance with GAAP. In addition, the calculation of EBITDA for the Company may differ from EBITDA calculations of other companies.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

      Revenues. Revenues for the three months ended September 30, 2002 increased by $630,000, or 6.3%, to $10.5 million from $9.9 million for the three months ended September 30, 2001. This increase is primarily the result of an increase in the Company's Internet revenues of $300,000, an increase in the Company's basic revenues of $210,000, and an increase in the Company's digital services revenues of $130,000 from 2001 to 2002. Basic revenues increased 2.9% from $7.4 million for the three months ended September 30, 2001 to $7.6 million for the three months ended September 30, 2002. Average monthly total revenues per subscriber for the three months ended September 30, 2002 were $53.09, as compared to $47.87 for the same period last year. This revenue improvement is largely the result of increased rates charged to customers for cable, Internet and digital services, as well as increased penetration of Internet and digital services.

      Subscribers. At September 30, 2002 the Company had 65,929 subscribers which represents a decrease of 3,210, or 4.6%, from the 69,139 subscribers at September 30, 2001. The Company believes that this reduction in its subscriber base is a result of the increased availability and affordability of competitive video services from satellite dishes and other alternatives to traditional hard-line cable services. The Company continues to respond to this competition with the introduction of advanced telecommunications services and aggressive marketing campaigns. There can be no assurances that these efforts will be successful.

      At September 30, 2002 the Company had approximately 7,600 high-speed Internet customers and approximately 3,900 dial-up Internet customers, for a total of approximately 11,500 Internet customers which represents an increase of approximately 1,900 customers, or 20%, since September 30, 2001. In addition, the Company had approximately 9,100 digital service subscribers at September 30, 2002 which represents a 28% increase over the approximately 7,200 at September 30, 2001.

      System Operating Expenses. System operating expenses for the three months ended September 30, 2002 were $6.7 million, an increase of $220,000, or 3.4%, over the three months ended September 30, 2001. This increase is primarily the result of expenses associated with the Company's deployment of digital services in many of its Systems, group and general insurance rate increases, and cost increases associated with higher programming rates and new programming launched in conjunction with rate increases. However, the above cost increases were partially offset by decreases in Internet fixed costs and marketing expenses and, thus, as a percentage of revenues, system operating expenses decreased 1.8% from 65.7% in 2001 to 63.9% in 2002.

      Non-System Operating Expenses. Non-system operating expenses for the three months ended September 30, 2002 were $220,000 which represents a decrease of $270,000 from the three months ended September 30, 2001. This reduction was primarily the result of a reduction in management fees paid to the Company's general partner during the three months ended September 30, 2002.

      EBITDA. As a result of the foregoing, EBITDA increased from $2.9 million for the three months ended September 30, 2001 to $3.6 million for the three months ended September 30, 2002.

      Depreciation and Amortization. Depreciation and amortization decreased by $380,000, or 14.8%, from the three months ended September 30, 2001 to the three months ended September 30, 2002 primarily as a result of the decrease in the capital spending from 2001 to 2002 discussed in the "Liquidity and Capital Resources" section as well as the reduction in goodwill and franchise amortization mandated by SFAS No. 142 (See "- Effects of New Accounting Pronouncements").

      Interest Expense, Net. Interest expense, net increased $240,000, or 7.7%, from $3.2 million for the three months ended September 30, 2001 to $3.4 million for the three months ended September 30, 2002. This increase was primarily the result of the amount of borrowings the Company had outstanding on its credit facility which accrues interest at a rate of 11.5%. During the three months ended September 30, 2001 the Company had an average of $21 million of borrowings outstanding while during the three months ended September 30, 2002 it had an average of $29 million of borrowings outstanding.

      Net Loss. As a result of the foregoing factors, the Company had a net loss of $2.0 million for the three months ended September 30, 2002 as compared to $2.8 for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

      Revenues. Revenues for the nine months ended September 30, 2002 increased by $2.0 million, or 6.8%, to $31.7 million from $29.7 million for the nine months ended September 30, 2001. This increase is primarily the result of an increase in the Company's Internet revenues of $900,000, an increase in the Company's basic revenues of $580,000, and an increase in the Company's digital services revenues of $470,000 from 2001 to 2002. Basic revenues increased by 2.6% to $23.0 million for the nine months ended September 30, 2002, as compared to the same period in 2001. Average monthly total revenues per subscriber for the nine months ended September 30, 2002 were $52.58, as compared to $47.72 for the same period last year. This revenue improvement is largely the result of increased rates charged to customers for cable, Internet and digital services, as well as increased penetration of Internet and digital services.

      System Operating Expenses. System operating expenses for the nine months ended September 30, 2002 were $20.2 million, an increase of $1.5 million, or 8.3%, over the nine months ended September 30, 2001. As a percentage of revenues, system operating expenses increased 0.9% from 62.6% in 2001 to 63.5% in 2002. The primary reasons for this increase are expenses associated with the Company's deployment of digital services in many of its Systems, group and general insurance rate increases, and cost increases associated with higher programming rates and new programming launched in conjunction with rate increases.

      Non-System Operating Expenses. Non-system operating expenses decreased by $70,000, or 4.5%, from the nine months ended September 30, 2001 to the nine months ended September 30, 2002. These expenses consist primarily of management costs paid to the Company's general partner as well as legal and professional fees.

      EBITDA. As a result of the foregoing, EBITDA increased by $540,000, or 5.7%, from $9.5 million for the nine months ended September 30, 2001 to $10.0 million for the nine months ended September 30, 2002.

      Depreciation and Amortization. Depreciation and amortization decreased by $800,000, or 11.0%, from $7.3 million for the nine months ended September 30, 2001 to $6.5 million for the nine months ended September 30, 2002 primarily as a result of the decrease in the capital spending from 2001 to 2002 discussed in the "Liquidity and Capital Resources" section as well as the reduction in goodwill and franchise amortization mandated by SFAS No. 142 (See "- Effects of New Accounting Pronouncements").

      Interest Expense, Net. Interest expense, net increased $920,000, or 10.1%, from $9.1 million for the nine months ended September 30, 2001 to $10.0 million for the nine months ended September 30, 2002.

This increase was primarily the result of borrowings the Company had outstanding on its credit facility during the nine months ended September 30, 2001 and 2002. From January 1, 2001 to March 2, 2001 the Company had $2.5 million of borrowings outstanding at an interest rate of approximately 10% and from March 3, 2001 to September 30, 2001 the Company had an average of $19.2 million of borrowings outstanding at an interest rate of 11.5%. During the nine months ended September 30, 2002 the Company had an average of $27.6 million of borrowings outstanding at an interest rate of 11.5%. This increase in interest expense on the Company's credit facility was partially offset by a reduction in interest expense on the Company's Notes as a result of the $12 million (face value) in Notes that the Company repurchased on March 2, 2001.

      Loss before Extraordinary Item. As a result of the foregoing factors, the Company's loss before extraordinary item decreased by $440,000, or 6.4%, from the nine months ended September 30, 2001 to the nine months ended September 30, 2002.

      Extraordinary Gain due to Debt Extinguishment. On March 2, 2001 the Company purchased $12 million (face amount) of its Notes from affiliates of its credit facility lenders. These Notes were purchased at a discount price of .81 and, thus, the Company recognized an extraordinary gain due to debt extinguishment for the nine months ended September 30, 2001 as follows:


Face value of Notes purchased                                           $12,000,000
Purchase price of Notes                                  9,720,000
Unamortized value of costs associated
   with Notes                                              354,688
                                                  -----------------
              Subtotal                                                   10,074,688
                                                                   -----------------
Extraordinary gain on extinguishment of debt                             $1,925,312
                                                                   =================


      Net loss. As a result of the foregoing factors, the Company had a net loss of $6.4 million for the nine months ended September 30, 2002 as compared to $4.9 million for the nine months ended September 30, 2001.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

      On July 20, 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

      The Company adopted SFAS No. 142 on January 1, 2002, as required by the new statement. Upon adoption, the Company no longer amortizes goodwill and other indefinite lived intangible assets, which consists of cable franchise operating rights. The Company will be required to test its goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. The provisions of SFAS No. 142 require the completion of an initial transitional impairment assessment, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company has completed this assessment and determined that no cumulative effect results from adopting this change in accounting principle.

      The effect of the adoption of SFAS No. 142 as of September 30, 2002 and December 31, 2001 is presented in the following table (in thousands) which includes only those assets which were not fully amortized prior to December 31, 2001:


(in thousands)                               September 30, 2002                         December 31,2001
                                     Gross        Accum.       Carrying         Gross       Accum.       Carrying
                                     Value        Amort.        Value           Value       Amort.        Value
                                     -----        ------        -----           -----       ------        -----
Indefinite-lived intangibles:
   Goodwill                            $7,457         $567        $6,890          $7,457         $567       $6,890
   Franchise operating rights          16,656       11,682         4,974          16,656       11,682        4,974
                                  ------------  -----------   -----------    ------------ ------------  -----------
Totals                                $24,113      $12,249       $11,864         $24,113      $12,249      $11,864
                                  ============  ===========   ===========    ============ ============  ===========

Other intangible assets:
   Subscriber lists and non-
      compete agreements               $1,243         $815          $428          $1,243         $628         $615
                                  ============  ===========   ===========    ============ ============  ===========

      Amortization expense on the other intangible assets for the nine months ended September 30, 2002 was $186,480 and is expected to be $246,000, $110,000 and $11,000 in 2003, 2004 and 2005, respectively.

      Since the Company was not required to adopt SFAS No. 142 until January 1, 2002, the 2001 net loss includes amortization of goodwill and franchise operating rights. Thus, the table below presents comparative net loss amounts for the nine months ended September 30, 2002 and 2001.

                                                          Nine Months           Nine Months
                                                             Ended                 Ended
                                                         Sept. 30, 2002       Sept. 30, 2001
                                                         --------------       --------------
Loss before extraordinary item                              ($6,420,648)         ($6,857,832)

Add back:
   Amortization of goodwill                                                          139,861
   Amortization of franchise operating rights                                      1,164,997
                                                        ---------------      ---------------
Adjusted loss before extraordinary item                      (6,420,648)          (5,552,974)
Extraordinary gain due to debt extinguishment                                      1,925,312
                                                        ---------------      ---------------
Adjusted net loss                                           ($6,420,648)         ($3,627,662)
                                                        ===============      ===============



      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard requires one model of accounting for long-lived assets to be disposed of, and broadens the definition of discontinued operations to include a component of a segment. The Company adopted SFAS No. 144 in the first quarter of 2002 and does not expect that it will have a material impact on its financial position and/or results of operations.

RISK FACTORS

WE HAVE A HISTORY OF LOSSES AND WE EXPECT THAT TREND TO CONTINUE.

      Although we have generated positive EBITDA since our inception, we have incurred significant net losses. During the nine month period ended September 30, 2002 we incurred a net loss of approximately $6.4 million and we expect to incur a net loss for calendar year 2002.

WE ARE HIGHLY LEVERAGED AND HAVE SIGNIFICANT DEBT SERVICE REQUIREMENTS.

      As of September 30, 2002, our total debt outstanding was $118 million, comprised of $30 million borrowed under our secured credit facility and $88 million due under our Notes.

      Because of our substantial debt and our use of all of the credit available under our secured credit facility:

       - we must dedicate a substantial portion of our cash flow to the payment of interest on, and principal of, our debt;
       - we may not be able to obtain additional financing for currently unanticipated capital requirements, capital expenditures, working capital requirements and other corporate purposes;
       - we were required to lien substantially all of our assets and pledge the equity ownership of our subsidiary to secure our secured credit facility;
       - we may be more vulnerable to general adverse economic and industry conditions;
       -   our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate is limited; and
       -   we may be at a competitive disadvantage compared to our competitors that have less debt.

      Our ability to generate cash sufficient to meet our debt covenants, debt service and working capital requirements in the near term, and through the maturity date of the Notes, will be primarily dependent on our future financial and operating performance and upon our ability to renew or refinance our existing indebtedness or to raise additional equity. However, because the Company has experienced, and expects to continue to experience, significant subscriber turnover and significant increases in programming and other expenses, there can be no assurance that our future financial and operating performance will be sufficient to satisfy those requirements. In addition, there can be no assurance that we will be able to renew or refinance our existing indebtedness or raise additional equity in the event that our future financial and operating performance is insufficient.

      In the event that the Company is unable to satisfy its debt covenants, debt service and working capital requirements, its lenders could elect to declare all amounts outstanding to be immediately due and payable, together with accrued and unpaid interest, and could repossess the Company's assets to satisfy the obligations. Absent any renewal, refinancing or equity infusion, if any of the Company's debt was accelerated, then the Company would not have sufficient liquidity to meet its obligations as they become due. Accordingly, accelerated debt repayment would have a material adverse affect on the Company's operations, liquidity and capital resources.

WE HAVE DRAWN DOWN ALL OF THE FUNDS AVAILABLE UNDER OUR SECURED CREDIT FACILITY.

      Our secured credit facility provides for aggregate borrowings of $30.0 million, all of which was borrowed as of September 30, 2002. Under the terms of the indenture governing the Company's Notes, the maximum amount of secured indebtedness that the Company is allowed to incur is generally limited to the $30 million borrowed by the Company pursuant to its secured credit facility. Consequently, there is no availability of future borrowings under that facility. Because the Company has borrowed the maximum amount permitted under its secured credit facility and, absent (1) any amendment to the indenture permitting the Company to incur additional secured indebtedness and (2) any refinancing or additional equity, our liquidity will be determined solely by our future financial and operating performance. (Generally, an amendment to the indenture to permit the Company to incur additional secured indebtedness would require, among other things, the written consent of the holders of not less than a majority in aggregate principal amount of the outstanding Notes.)

      In an effort to maintain our financial and operating performance at a level that will enable us to generate cash sufficient to meet our debt covenants, debt service and working capital requirements in the near term and through the maturity date of the Notes, we have reduced our capital expenditures, have undertaken marketing efforts to maintain our subscriber base and revenues, and have attempted to reduce and monitor our expenses. The Company is also exploring (1) amending the indenture to permit it to incur additional secured indebtedness, (2) renewing or refinancing its existing indebtedness, and
(3) raising additional equity. However, there can be no assurance that our future financial and operating performance will be sufficient to satisfy our debt covenants, debt service and working capital requirements. In addition, there can be no assurance that we will be able to amend the indenture, or to renew or refinance our existing indebtedness or raise additional equity, in the event that our future financial and operating performance is insufficient.

MATERIAL RESTRICTIONS IN OUR DEBT INSTRUMENTS MAY MAKE IT DIFFICULT TO OBTAIN ADDITIONAL FINANCING OR REACT TO CHANGES IN OUR BUSINESS.

      Our secured credit facility, and the indenture governing our Notes, contain various covenants that limit our ability to engage in a variety of transactions. In addition, those instruments contain cross default provisions and impose additional material operating and financial restrictions on us. These restrictions, subject to certain exceptions, limit our ability to engage in some transactions, including:

       - declaring or paying dividends or distributions on, or redeeming or repurchasing, our securities;
       -   prepaying or redeeming debt;
       -   incurring liens and engaging in sale/leaseback transactions;
       -   making loans and investments;
       -   incurring indebtedness and contingent obligations;
       - amending or otherwise altering debt instruments and other material agreements;
       -   engaging in mergers, consolidations, acquisitions and asset sales;
       -   engaging in transactions with affiliates; and
       -   changing our lines of business.

      In addition, our senior secured credit facility requires us to maintain certain leverage ratios. Among other things, the Credit Facility requires the Company to maintain the ratio of its total debt to annualized six-month EBITDA of no more than 9.25 to 1. It also requires the Company to maintain a senior debt ratio (that is, the ratio of debt under the Credit Facility to annualized six-month EBITDA) of no more than 2.20 to 1 through March 30, 2003, of no more than 2.10 to 1 from March 31, 2003 through September 29, 2003, of no more than
2.00 to 1 from September 30, 2003 through March 30, 2004, and of no more than
1.90 to 1 thereafter. In addition, the Credit Facility imposes limitations on the amount of capital expenditures that the Company can make for the remainder of the term. Generally, capital expenditures are limited to $12 million per annum plus any unused portion of the capital expenditure allowance from the previous year.

      These restrictions could impact our future financial and operating performance and limit our ability to renew or refinance our existing indebtedness or to raise additional equity, or to react to changes in our business and the industry in which we operate. Because the Company has experienced, and expects to continue to experience, significant subscriber turnover and significant increases in programming and other expenses, there can be no assurance that our future financial and operating performance will be sufficient to satisfy our debt covenants, debt service and working capital requirements. In addition, there can be no assurance that we will be able to renew or refinance our existing indebtedness or raise additional equity in the event that our future financial and operating performance is insufficient.

      In the event that the Company is unable to satisfy its debt covenants, debt service and working capital requirements, its lenders could elect to declare all amounts outstanding to be immediately due and payable, together with accrued and unpaid interest, and could repossess the Company's assets to satisfy the obligations. Absent any renewal, refinancing or equity infusion, if any of the Company's debt was accelerated, then the Company would not have sufficient liquidity to meet its obligations as they become due. Accordingly, accelerated debt repayment would have a material adverse affect on the Company's operations, liquidity and capital resources.

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company did not hold, either during the nine months ended September 30, 2002 and 2001, or at September 30, 2002 and December 31, 2001, any market risk sensitive instruments. At September 30, 2002, the Company had outstanding $88 million of its 10-3/4% Series B Senior Notes with a fixed interest rate of 10.75% and had borrowings outstanding against its credit facility of $30 million with a fixed interest rate of 11.5%. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors."

Item 4. - CONTROLS AND PROCEDURES

      In order to ensure that the information that we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Principal Executive Officer, William R. James, and our Chief Financial Officer, Daniel K. Shoemaker, have reviewed and evaluated our disclosure controls and procedures as of September 30, 2002 (the "Evaluation Date") and have concluded that our disclosure controls and procedures are appropriate and that no changes are required at this time.

      There have been no significant changes in our internal controls, or in other factors that could affect our internal controls, since the Evaluation Date.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      The Company is a party to ordinary and routine litigation proceedings that are incidental to the Company's business. Management believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect on the financial condition or results of operations of the Company.


      In 2001, the FCC granted a pole attachment complaint brought by the Company, and other Alabama cable operators, against Alabama Power Company ("APC"). The Company initiated the complaint as a result of APC's imposition of significant pole rental rate increases (more than 500% for the Company), APC's refusal to engage in good faith negotiations and the threat, by APC, to terminate existing pole attachment agreements. APC, and other pole companies, appealed the FCC order to the U.S. Court of Appeals for the Eleventh Circuit. The parties have submitted full briefs and have presented their oral arguments before the court. A ruling from the court is expected later this year.

      It is also important to note that APC is not the only utility company to propose significant pole attachment rental rate increases. For instance, Georgia Power Company, which also provides pole attachments to the Company, has proposed an even greater increase than APC, as well as an onerous new pole agreement. Both the rates and the agreement are currently being challenged at the FCC. Depending on the final outcome of these proceedings, as well as others that may arise in the future involving other utility companies, the Company could experience a significant increase in its pole attachment rental costs and the results of its operations could be negatively impacted if enough of its pole attachment rental rates increased at this pace.

      On October 31, 2001, Echostar Satellite Corporation ("ESC") filed a suit against the Company in U.S. District Court for the District of Colorado, alleging, among other things, unfair trade practices, and violations of the Federal Communications Act of 1934 and the Digital Millennium Copyright Act.

      In February 2002, the parties agreed to settle the case and entered into a Confidential Settlement Agreement, which required the Company to pay ESC monetary consideration. The parties filed a Consent Motion for Entry of Final Judgment and Permanent Injunction. On February 25, 2002, the court granted the Consent Motion and entered the Final Judgment and Permanent Injunction as submitted by the parties. The Final Judgment and Permanent Injunction included only prospective injunctive relief and did not include any monetary judgment. Under the Injunction, the Company will be enjoined in the future from taking certain actions relating to Echostar's signals and satellites.

Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of James' limited partners or Finance Corp.'s sole shareholder during the third quarter of 2002.

Item 6.

         (a)      Exhibits.


EXHIBIT NO.             DESCRIPTION
-----------             -----------
      3.1    --         Second Amended and Restated Agreement of Limited
                        Partnership of James Cable Partners, L.P. dated as of
                        December 29, 1999, as amended by a First Amendment to
                        Second Amended and Restated Agreement of Limited
                        Partnership dated as of March 1, 2001***

      3.2    --         Certificate of Limited Partnership of James Cable
                        Partners, L.P.*

      3.3    --         Articles of Incorporation of James Cable Finance
                        Corp.*

      3.4    --         Bylaws of James Cable Finance Corp.*

      4.1    --         Indenture dated as of August 15, 1997 among James
                        Cable Partners, L.P., James Cable Finance Corp., and
                        United States Trust Company of New York, as Trustee*

      4.3    --         Credit Agreement dated as of March 2, 2001 between
                        James Cable Partners, L.P., as Borrower, and the
                        Lenders listed therein***

      4.4    --         Company Security Agreement dated as of March 2, 2001
                        between James Cable Partners, L.P., as Grantor, and
                        GoldenTree Asset Management LLC, as agent for the
                        Lenders***

      4.5    --         Guaranty Agreement dated as of March 2, 2001 by James
                        Cable Finance Corp., in favor of each of the
                        Lenders***

      4.6    --         Guarantor Security Agreement dated as of March 2,
                        2001 between James Cable Finance Corp., as Grantor,
                        and GoldenTree Asset Management LLC, as agent for the
                        Lenders***

      4.8    --         Option Agreement / Option Certificate dated as of
                        December 29, 1999 by and between James Cable
                        Partners, L.P. and James Communications Partners**

      21     --         List of subsidiaries of James Cable Partners, L.P.:
                        James Cable Finance Corp. (James Cable Finance Corp.
                        has no subsidiaries)

         ---------------------------

* Incorporated by reference to the corresponding exhibits to the Registrants' Registration Statement on Form S-4 (Registration No. 333-35183).

** Incorporated by reference to Exhibit (4)(h) of the registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999.

***      Incorporated by reference to Exhibits (3)(a)/(10)(a), (4)(b), (4)(c),
         (4)(d) and (4)(e), respectively, of the registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2000.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                                   JAMES CABLE PARTNERS, L.P.

                                                   By:  James Communications Partners
                                                   General Partner

                                                   By:  Jamesco, Inc.
                                                   Partner

Date:  November 13, 2002                                    By:  /s/  William R. James
                                                               -----------------------
                                                            William R. James
                                                            President

                                                   By:  James Communications Partners
                                                   General Partner

                                                   By:  DKS Holdings, Inc.
                                                   Partner

Date:  November 13, 2002                                    By:  /s/ Daniel K. Shoemaker
                                                               -------------------------
                                                            Daniel K. Shoemaker
                                                            President (Principal financial
                                                            officer and chief accounting officer)


                                                   JAMES CABLE FINANCE CORP.


Date:  November 13, 2002                                    By:  /s/ William R. James
                                                               -----------------------
                                                            William R. James
                                                            President

Date:  November 13, 2002                                    By:  /s/ Daniel K. Shoemaker
                                                               -------------------------
                                                            Daniel K. Shoemaker
                                                            Treasurer (Principal financial
                                                            officer and chief accounting officer)

                    JAMES CABLE PARTNERS, L.P. CERTIFICATIONS

I, William R. James, certify that:

1. I have reviewed this quarterly report on Form 10-Q of James Cable Partners, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002               /s/  William R. James
                                       ---------------------
                                       Name:  William R. James
                                       Title:  President of Jamesco, Inc., a
                                       general partner of James Communications
                                       Partners, the general partner of
                                       James Cable Partners, L.P.
                                       (Principal Executive Officer)

I, Daniel K. Shoemaker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of James Cable Partners, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002              /s/  Daniel K. Shoemaker
                                      ------------------------
                                      Name:  Daniel K. Shoemaker
                                      Title:  President of DKS Holdings, Inc., a
                                      general partner of James Communications
                                      Partners, the general partner of
                                      James Cable Partners, L.P.
                                      (Principal Financial Officer)

                    JAMES CABLE FINANCE CORP. CERTIFICATIONS

I, William R. James, certify that:

1. I have reviewed this quarterly report on Form 10-Q of James Cable Finance Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002               /s/  William R. James
                                      ---------------------
                                      Name:  William R. James
                                      Title:  President
                                      (Principal Executive Officer)

I, Daniel K. Shoemaker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of James Cable Finance Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002               /s/  Daniel K. Shoemaker
                                      ------------------------
                                      Name:  Daniel K. Shoemaker
                                      Title:  Treasurer
                                      (Principal Financial Officer)