Form 10-Q
period 2003-03-31
JAMES CABLE FINANCE CORP; JAMES CABLE PARTNERS LP /DE/
filed 2003-05-15
CIK 926283, 926285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________ to _____________

               Commission file numbers 333-35183 and 333-35183-01

                            JAMES CABLE PARTNERS, L.P.
                            JAMES CABLE FINANCE CORP.
           (Exact name of each Registrant as specified in its charter)

           Delaware                                      38-2778219
           Michigan                                      38-3182724
(State or Other Jurisdiction of            (I.R.S. Employer Identification Nos.)
Incorporation or Organization)

    38710 Woodward Avenue, Suite 180                       48304
       Bloomfield Hills, Michigan                        (Zip Code)
(Address of principal executive offices)

Registrants' telephone number, including area code:  (248) 647-1080

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the exchange act). Yes [ ] No [x]

Number of shares of common stock of James Cable Finance Corp. outstanding as of May 14, 2003: 1,000.

                                TABLE OF CONTENTS

                                                                                                                 PAGE NO.
PART I.     FINANCIAL INFORMATION

            Forward-Looking Statements                                                                               3

            Item 1.  Consolidated Financial Statements of James Cable Partners, L.P. and Subsidiary                  5

                     Notes to Consolidated Financial Statements                                                      9

                     Balance Sheets of James Cable Finance Corp.                                                    14
                     Notes to Balance Sheets                                                                        15

            Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          16

            Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     21

            Item 4.  Controls and Procedures                                                                        22

PART II.   OTHER INFORMATION

            Item 1. Legal Proceedings                                                                               22

            Item 6. Exhibits and Reports on Form 8-K                                                                24

FORWARD LOOKING STATEMENTS

     This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as: "attempt," "goal," "foreseeable," "may," "might," "could," "would," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this quarterly report on Form 10-Q, including without limitation the statements under "Part I--Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements located elsewhere herein regarding our operations, results of operations, financial position, liquidity and capital resources are forward-looking statements. These forward-looking statements also include, but are not limited to:

         - estimates and expectations regarding our current and future operations and markets;

         - forecasts and expectations regarding our industry, operations, services and subscriber base

         - statements regarding our current plans and goals for our cable systems; and

         - statements and projections regarding our anticipated revenues, expense levels, operating results, financial condition, liquidity, capital resources, and our ability to continue as a going concern.

     Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations (Cautionary Statements), are disclosed in this quarterly report on Form 10-Q and in our most recent annual report on Form 10-K. See, e.g., (1) "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report on Form 10-Q and (2) "Part II--Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" in our most recent annual report on Form 10-K. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

         - whether we can successfully restructure our existing indebtedness (in bankruptcy or otherwise);

         -     changes or advances in technology;

         -     competition in the industry and markets in which we operate;

         - potential fluctuations in our subscriber base and costs that impact our results of operations, financial condition and liquidity;

         -     our ability to attract and retain skilled personnel;

         -     changes in government regulation and our cable franchises; and

         -     general economic and business conditions.

     Due to the current financial condition and liquidity position of James Cable Partners, L.P. ("James") and James Cable Finance Corp., a wholly-owned subsidiary of James ("Finance Corp.," and together with James, the "Company"), the Company failed to pay the $5.375 million interest payment due February 15, 2003 on its 10 3/4% Notes due August 15, 2004 (the "Notes"). Moreover, because the Company failed to pay such interest payment on the Notes by March 18, 2003, an event of default under the Indenture under which the Notes were issued has occurred. Consequently, either the trustee under the Indenture governing the Notes, or the holders of 25% in principal amount of the Notes now outstanding, could declare such Notes to be immediately due and payable.

     It is to be noted that the event of default under the Indenture also constitutes an event of default under the Company's senior credit facility. In addition, the Company, as of March 31, 2003, is no longer in compliance with the credit facility's senior debt coverage ratio, which is currently set at 2.1-to-1, or the total debt coverage ratio, which is currently set at 9.10-to-1. Such defaults could lead to an acceleration of payment demand by the Company's senior creditor. Acceleration of payment demands by the Company's creditors would have a material adverse effect on the Company's operations, liquidity and capital resources, and would require the Company to seek restructuring through a bankruptcy proceeding. The Company is otherwise paying its day-to-day obligations.

     The Company has retained Financo Restructuring Group ("Financo") as a financial advisor to consider options relating to refinancing and restructuring its existing debt. In this role, Financo has begun discussions with the Company's senior lender and certain holders of the Company's subordinated debentures to pursue a restructuring of the Company's debt. In the event a restructuring of the Company's debt cannot be achieved, and any of the Company's outstanding debt is declared immediately due and payable, the Company would not be able to pay such amounts and would seek to reorganize under the provisions of the federal bankruptcy laws.

     In conjunction with the 2002 year end audit of the Company's financial statements (which are included in the Company's 2002 Annual Report filed on Form 10-K), and due to the current financial condition and liquidity position of the Company and the other matters described above, the Company's independent accountants issued an audit opinion with respect to the Company's 2002 financial statements that included an explanatory paragraph that expresses substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern will depend on whether the Company's outstanding debt can be appropriately restructured. The financial statements and other financial information of the Company included in this quarterly report on Form 10-Q do not include any adjustments that might result from the outcome of such uncertainties.

THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR PERSONS ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE FOREGOING.

PART I.     FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                                      JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                                             CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,            December 31,
                                                                                     2003                   2002
                                                                                  ----------            ------------
                                                                                  (Unaudited)
                                     ASSETS

Cash & Cash Equivalents                                                           $  4,939,934         $    4,370,013
Accounts Receivable - Subscribers (Net of allowance for
      doubtful accounts of $70,983 in 2003 and $90,301 in 2002)                      4,176,731              4,186,246
Prepaid Expenses & Other                                                             1,194,206                415,409
Property & Equipment:
      Cable television distribution systems and equipment                          107,212,733            106,671,591
      Land and land improvements                                                       334,708                334,708
      Buildings and improvements                                                     1,053,242              1,053,242
      Office furniture & fixtures                                                    4,943,071              4,943,071
      Vehicles                                                                       5,325,389              5,325,389
                                                                                  ------------         --------------
           Total                                                                   118,869,143            118,328,001
      Less accumulated depreciation                                                (97,103,225)           (95,436,827)
                                                                                  ------------         --------------
           Total                                                                    21,765,918             22,891,174
Deferred Financing Costs (Net of accumulated amortization of
      $3,514,498 in 2003 and $3,293,146 in 2002)                                     1,095,583              1,291,064
Goodwill                                                                             6,890,588              6,890,588
Other indefinite lived intangible assets                                             4,973,797              4,973,797
Intangible Assets, Net                                                                 304,063                366,254
Deposits                                                                                64,080                 64,080
                                                                                  ------------         --------------

Total Assets                                                                      $ 45,404,900         $   45,448,625
                                                                                  ============         ==============
                        LIABILITIES & PARTNERS' DEFICIT

Liabilities:
      Debt (Note 3)                                                               $118,000,000         $  118,000,000
      Accounts payable                                                                  36,590                179,821
      Accrued expenses                                                               2,582,665              2,808,937
      Accrued interest on debt                                                       5,974,646              3,547,499
      Unearned revenue                                                               3,598,669              3,521,696
      Subscriber deposits                                                               15,494                 15,816
                                                                                  ------------         --------------
           Total                                                                   130,208,064            128,073,769
Commitments and Contingencies (Note 2)
Partners' Deficit:
      Limited partners                                                             (78,427,636)           (76,270,270)
      General partner                                                               (6,375,528)            (6,354,874)
                                                                                  ------------         --------------
           Total                                                                   (84,803,164)           (82,625,144)
                                                                                  ------------         --------------

Total Liabilities & Partners' Deficit                                             $ 45,404,900         $   45,448,625
                                                                                  ============         ==============

                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the Three       For the Three
                                                         Months Ended        Months Ended
                                                           March 31,           March 31,
                                                             2003                2002
                                                         -------------       --------------
                                                                    (Unaudited)
Revenues                                                 $  10,703,048       $   10,457,890
System Operating Expenses (Excluding
      Depreciation and Amortization)                         6,983,572            6,651,308
Non-System Operating Expenses:
      Management fee                                           515,000              460,000
      Other                                                    160,513              149,765
                                                         -------------       --------------
      Total non-system operating
           expenses                                            675,513              609,765
Depreciation and Amortization                                1,728,558            2,112,550
                                                         -------------       --------------
Operating Income                                             1,315,405            1,084,267
Interest and Other:
      Interest expense                                      (3,502,935)          (3,268,448)
      Interest income                                           10,510                1,870
      Other                                                     (1,000)                   0
                                                         -------------       --------------
           Total interest and other                         (3,493,425)          (3,266,578)
                                                         -------------       --------------

Net loss                                                 $  (2,178,020)      $   (2,182,311)
                                                         =============       ==============

                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                                                                      Limited                General
                                                                      Partners               Partner                Total
                                                                      --------               -------                -----
Balance, December 31, 2002                                         $  (76,270,270)        $  (6,354,874)        $ (82,625,144)
      Net loss (unaudited)                                             (2,157,366)              (20,654)           (2,178,020)
                                                                   --------------         -------------         -------------

Balance, March 31, 2003 (unaudited)                                $  (78,427,636)        $  (6,375,528)        $ (84,803,164)
                                                                   ==============         =============         =============

                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the Three       For the Three
                                                                            Months Ended        Months Ended
                                                                               March 31,          March 31,
                                                                                 2003               2002
                                                                            -------------       -------------
                                                                                      (Unaudited)
Cash Flows from (used in) Operating Activities:
      Net loss                                                              $  (2,178,020)      $  (2,182,311)
      Adjustments to reconcile net loss to net cash
           flows from (used in) operating activities:
           Depreciation                                                         1,666,398           2,050,390
           Amortization                                                            62,160              62,160
           Noncash interest expense                                               221,352             216,498
      Decrease (Increase) in assets:
           Accounts receivable                                                      9,515             (65,178)
           Prepaid expenses                                                      (778,797)             76,631
           Deposits                                                                     0               1,180
      (Decrease) Increase in liabilities:
           Accounts payable                                                      (143,231)           (399,462)
           Accrued expenses                                                      (226,272)           (416,395)
           Accrued interest on debt                                             2,427,147          (2,365,000)
           Unearned revenue                                                        76,975             163,039
           Subscriber deposits                                                       (322)               (500)
                                                                            -------------       -------------
                Total adjustments                                               3,314,925            (676,637)
                                                                            -------------       -------------
                Cash flows from (used in) operating activities                  1,136,905          (2,858,948)
Cash Flows used in Investing Activities:
      Additions to property and equipment                                        (541,143)         (1,099,919)
                                                                            -------------       -------------
                Cash flows used in investing activities                          (541,143)         (1,099,919)
Cash Flows (used in) from Financing Activities:
      Proceeds from credit facility borrowings                                          0           4,500,000
      Costs associated with credit facility amendment                             (25,841)             (8,660)
                                                                            -------------       -------------
                Cash flows (used in) from financing activities                    (25,841)          4,491,340
                                                                            -------------       -------------
Net Increase in Cash and Cash Equivalents                                         569,921             532,473
Cash and Cash Equivalents, Beginning of Period                                  4,370,013             567,404
                                                                            -------------       -------------
Cash and Cash Equivalents, End of Period                                    $   4,939,934       $   1,099,877
                                                                            =============       =============

Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest during the period
      (net of amounts capitalized and amounts paid on
      Company owned Senior Notes)                                           $     854,436       $   5,416,951
                                                                            =============       =============

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

     UNAUDITED INTERIM STATEMENTS - The accompanying interim financial statements and related notes are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations of the Company for the interim periods. The December 31, 2002 balance sheet data is derived from audited financial statements, but the notes do not include all disclosures required for audited statements by generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission in March of 2003. The results for interim periods are not necessarily indicative of the results for a full year.

     IMPACT OF RECENTLY ADOPTED ACCOUNTING PRINCIPLES - On July 20, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but be tested for impairment at least annually.

     The Company adopted SFAS No. 142 on January 1, 2002, as required. Accordingly, the Company no longer amortizes goodwill and other indefinite lived intangible assets, which consist of cable franchise operating rights. The Company tests its goodwill each year at December 31 utilizing a discounted cash flow method as well as assessing a fair market value based on current per subscriber market conditions. The Company, after completing these tests at December 31, 2002, concluded that no impairment existed. In addition, no material changes have occurred which would affect that conclusion as of March 31, 2003.

     The effect of the adoption of SFAS No. 142 as of March 31, 2003 and December 31, 2002 is presented in the following table (in thousands) which includes only those assets which were not fully amortized prior to December 31, 2001:



                                                March 31,2003                           December 31,2002
                                      Gross        Accum.       Carrying        Gross       Accum.       Carrying
(in thousands)                        Value        Amort.         Value         Value       Amort.         Value
                                      -----        ------         -----         -----       ------         -----
Indefinite-lived intangibles:
   Goodwill                          $ 7,457      $   567       $ 6,890        $ 7,457     $   567       $ 6,890
   Franchise operating rights         16,656       11,682         4,974         16,656      11,682         4,974
                                     -------      -------       -------        -------     -------       -------
Totals                               $24,113      $12,249       $11,864        $24,113     $12,249       $11,864
                                     =======      =======       =======        =======     =======       =======

Other intangible assets:
   Subscriber lists and non-
      compete agreements             $ 1,243      $   939       $   304        $ 1,243     $   877       $   366
                                     =======      =======       =======        =======     =======       =======

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. Interpretation No. 45 also requires additional disclosures related to guarantees. The disclosure requirements are effective for interim and annual financial statements for periods ending after December 15, 2002. The recognition and measurement provisions are effective for all guarantees entered into, or modified, after December 31, 2002. After its initial evaluation, the Company does not believe that any disclosures or adjustments are necessary as a result of Interpretation No. 45.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation may have an effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disperse risks among the parties involved. The Interpretation is effective immediately for all variable interest entities created after January 31, 2003. All variable interest entities created before February 1, 2003 shall apply the provisions of this Interpretation no later than the beginning of the first interim or annual reporting period after June 15, 2003. The Company has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities."

GOING CONCERN AND MANAGEMENT'S PLANS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to its current financial condition and liquidity position, the Company failed to pay the $5.375 million interest payment due February 15, 2003 on its 10 3/4% Notes due August 15, 2004 (the "Notes"). Moreover, because the Company failed to pay such interest payment on the Notes by March 18, 2003, an event of default under the Indenture under which the Notes were issued has occurred. Consequently, either the trustee under the Indenture governing the Notes, or the holders of 25% in principal amount of the Notes now outstanding, could declare such Notes to be immediately due and payable.

     It is to be noted that the event of default under the Indenture also constitutes an event of default under the Company's senior credit facility. In addition, the Company, as of March 31, 2003, is no longer in compliance with the credit facility's senior debt coverage ratio, which is currently set at 2.1-to-1, or the total debt coverage ratio, which is currently set at 9.10-to-1. Such defaults could lead to an acceleration of payment demand by the Company's senior creditor. Acceleration of payment demands by the Company's creditors would have a material adverse effect on the Company's operations, liquidity and capital resources, and would require the Company to seek restructuring through a bankruptcy proceeding. The Company is otherwise paying its day-to-day obligations. The Company's event of default raises substantial doubt about its ability to continue as a going concern.

     The Company has retained Financo Restructuring Group ("Financo") as a financial advisor to consider options relating to refinancing and restructuring its existing debt. In this role, Financo has begun discussions with the Company's senior lender and certain holders of the Company's subordinated debentures to pursue a restructuring of the Company's debt. In the event a restructuring of the Company's debt cannot be achieved, and any of the Company's outstanding debt is declared immediately due and payable, the Company would not be able to pay such amounts and would seek to reorganize under the provisions of the federal bankruptcy laws.

     The financial statements do not include any adjustments relating to the recoverability of recorded assets or amounts of liabilities that might be necessary if the Company is unable to continue as a going concern.

(2) REGULATORY AND LEGAL MATTERS

     The cable television industry is subject to extensive governmental regulation on the federal, state and local levels (but principally by the Federal Communications Commission ("FCC") and by local franchising authorities). Many aspects of such regulation have recently been extensively revised and are currently the subject of judicial proceedings and administrative rulemakings, which are potentially significant to the Company. In this regard, the Company believes that the regulation of cable television systems, including the rates charged for cable services, remains a matter of interest to Congress, the FCC and local regulatory officials. Critics of the cable television industry continue to seek to maintain or even tighten cable rate regulation in the absence of widespread effective competition. Accordingly, no assurance can be given as to what future actions such parties or the courts may take or the effect thereof on the Company.

     The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") imposed an extensive rate regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

     Although the FCC rules control, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

     The FCC formerly administered rate regulation of cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. However, the Telecommunications Act of 1996 (the "1996 Telecom Act") eliminated CPST regulation effective March 31, 1999. Accordingly, the FCC cannot act on CPST rate increases that occur after that date.

     Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming products. Federal law requires that the BST be offered to all cable subscribers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

     In an effort to ease the regulatory burden on small cable systems, the FCC created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a vastly simplified cost-of-service showing. The Company is eligible for these simplified cost-of-service rules, and has calculated its rates generally in accordance with those rules.

     Although FCC regulation of CPST rates for all systems (regardless of size) expired on March 31, 1999, critics of the cable television industry have called for more rigorous rate regulation (including limits on programming cost pass-throughs to cable subscribers) until a greater degree of competition to incumbent cable operators has developed. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

     In addition, certain provisions of the 1992 Cable Act could, in the future, have a material adverse effect on the Company's business. In particular, the 1992 Cable Act conveyed to broadcasters the right generally to elect either to require (i) the local cable operator to carry their signal or (ii) that such operator obtain the broadcaster's consent before doing so. To date, compliance with these provisions has not had a material effect on the Company, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. In this regard, a rulemaking is now pending at the FCC regarding the imposition of dual digital and analog must carry provisions.

     In 2001, the FCC granted a pole attachment complaint brought by the Company, and other Alabama cable operators, against Alabama Power Company ("APC"). The Company initiated the complaint as a result of APC's imposition of significant pole rental rate increases (more than 500% for the Company), APC's refusal to engage in good faith negotiations and the threat, by APC, to terminate existing pole attachment agreements. APC, and other pole companies, appealed the FCC order to the U.S. Court of Appeals for the Eleventh Circuit. On November 14, 2002, the Eleventh Circuit issued its decision rejecting APC's appeal and reaffirming the rulings of the FCC in favor of the Company. Although the Eleventh Circuit denied APC's request to re-hear the case, the Court nevertheless stayed the effect of the decision outside of the Eleventh Circuit while APC appeals to the United States Supreme Court (The "Supreme Court"). APC filed its appeal to the Supreme Court on April 7, 2003 and it is anticipated that the Supreme Court will decide whether it will hear the case by the Fall of 2003.

     Other electric utilities have also proposed substantial pole attachment rental rate increases. For example, Georgia Power Company, an affiliate of APC, which also provides pole attachments to the Company, has proposed an even greater increase than APC, as well as an onerous new pole attachment agreement. A complaint, filed by the Company and other Georgia cable operators, is currently pending at the FCC. On October 8, 2002, the FCC rejected the same Georgia Power pole rental rate in a separate legal proceeding not involving the Company. Depending on the final outcome of these proceedings, as well as other disputes that may arise in the future, the Company could experience a significant increase in its pole attachment rental costs. Such an increase, if ultimately supported by a final, non-appealable order by a court of competent jurisdiction, could negatively affect the Company's operations.

     The Company is a party to ordinary and routine litigation proceedings that are incidental to the Company's business. Management believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect on the financial condition or results of operations of the Company.

(3) DEBT

     At March 31, 2003 the Company's total debt was $118.0 million, comprised of $30.0 million borrowed under its secured credit facility and $88.0 million due under the Notes (see discussion below for more details on both the credit facility and the Notes).

     Debt consists of the following:

                                                                        MARCH 31,        DECEMBER 31,
                                                                          2003               2002
10-3/4% Series B Senior Notes due 2004                                $ 88,000,000       $ 88,000,000
Bank Credit Facility                                                    30,000,000         30,000,000
                                                                      ------------       ------------

Total                                                                 $118,000,000       $118,000,000
                                                                      ============       ============

     THE NOTES - The Company has outstanding an aggregate principal amount of $88,000,000 of its Notes. The Notes are general senior unsecured obligations of the Company that mature on August 15, 2004 and rank equally in right of payment with all other existing and future unsubordinated indebtedness of the Company and senior in right of payment to any subordinated obligations of the Company. The Notes are effectively subordinated in right of payment to all secured indebtedness of the Company. Interest on the Notes accrues at the rate of 10 3/4% per annum and is payable semi-annually in cash in arrears on February 15 and August 15, which commenced on February 15, 1998, to holders of record on the immediately preceding February 1 and August 1. Interest on the Notes accrues from the most recent date to which interest has been paid. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

     There is no public market for the Notes. The Company has not and does not intend to list the Notes on any securities exchange or to seek approval for quotation through any automated quotation system.

     As indicated in Note 1 above, because the Company failed to pay the $5.375 million interest payment due February 15, 2003 on its Notes, an event of default under the Indenture under which the Notes were issued has occurred. Consequently, either the trustee under the Indenture governing the Notes, or the holders of 25% in principal amount of the Notes now outstanding, could declare such Notes to be immediately due and payable. Acceleration of payment demands by the Company's creditors would have a material adverse effect on the Company's operations, liquidity and capital resources, and would require the Company to seek restructuring through a bankruptcy proceeding.

     THE CREDIT FACILITY - The Company has a $30 million secured credit facility with various independent lenders that matures on March 2, 2004. To date, all $30 million of the available credit has been drawn down to pay accrued interest on the Company's Notes and to purchase $12 million (face value) of the Notes from affiliates of the lenders.

     The Credit Facility, which is secured by a first priority lien on and security interest in substantially all of the assets of the Company, accrues interest at a fixed rate which is payable on a quarterly basis in arrears. The interest rate on the Credit Facility was 11.5% through March 18, 2003. However, as a result of the default event described in Note 1 above, the interest rate is currently at 13.5% and will remain as such until the default is cured. The Credit Facility contains certain covenants, and provides for certain events of default, customarily contained in facilities of a similar type. Among other things, the Credit Facility requires the Company to (i) maintain the ratio of its total debt to annualized six-month EBITDA (Three-month EBITDA, for the Company, is calculated in the table below) of no more than 9.10-to-1 and (ii) maintain a senior debt ratio (that is, the ratio of debt under the Credit Facility to annualized six-month EBITDA) of no more than 2.10-to-1. In addition, the Credit Facility imposes limitations on the amount of capital expenditures that the Company can make for the remainder of the term. Generally, capital expenditures are limited to $12 million per annum plus any unused portion of the capital expenditure allowance from the previous year.

                      Calculation of EBITDA for the Company
                             (Amounts in thousands)

                                                  Quarter Ended
                                              March 31,     March 31,
                                               2003           2002
                                               ----           ----
Operating income                              $1,315         $1,084
Add back depreciation and
     amortization                              1,729          2,113
                                              ------         ------
EBITDA                                        $3,044         $3,197
                                              ======         ======

     As indicated in Note 1 above, the failure of the Company to pay the $5.375 million interest payment due February 15, 2003 on its Notes constitutes an event of default under the Company's senior credit facility. In addition, the Company, as of March 31, 2003, is no longer in compliance with the credit facility's senior debt coverage ratio, which is currently set at 2.1-to-1, or the total debt coverage ratio, which is currently set at 9.10-to-1. Such defaults could lead to an acceleration of payment demand by the Company's senior creditor. Acceleration of payment demands by the Company's creditors would have a material adverse effect on the Company's operations, liquidity and capital resources, and would require the Company to seek restructuring through a bankruptcy proceeding.

                            JAMES CABLE FINANCE CORP.
  (A WHOLLY OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P., A DELAWARE LIMITED
                                  PARTNERSHIP)

                                 BALANCE SHEETS

                                                                                   March 31,         December 31,
                                                                                     2003               2002
                                                                                   ---------         ------------
                                                                                  (Unaudited)
                                          ASSETS
Cash and cash equivalents                                                            $1,000             $1,000
                                                                                     ======             ======
                              SHAREHOLDER'S EQUITY
Shareholder's equity - Common stock (1,000 shares issued and outstanding)            $1,000             $1,000
                                                                                     ======             ======

                          See notes to balance sheets.

                            JAMES CABLE FINANCE CORP.
  (A WHOLLY-OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P., A DELAWARE LIMITED
                                  PARTNERSHIP)

                             NOTES TO BALANCE SHEETS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     James Cable Finance Corp. ("Finance Corp."), a Michigan corporation, is a wholly-owned subsidiary of James Cable Partners, L.P. ("James" and together the "Company"), a Delaware limited partnership, and was organized on June 19, 1997 (the "Date of Inception") for the sole purpose of acting as co-issuer with James of $100 million aggregate principal amount of the 10-3/4% Senior Notes due August 15, 2004 (the "Notes"). Finance Corp. has nominal assets and does not have (and is not expected to have) any material operations.

GOING CONCERN AND MANAGEMENT'S PLANS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to its current financial condition and liquidity position, the Company failed to pay the $5.375 million interest payment due February 15, 2003 on its Notes. Moreover, because the Company failed to pay such interest payment on the Notes by March 18, 2003, an event of default under the Indenture under which the Notes were issued has occurred. Consequently, either the trustee under the Indenture governing the Notes, or the holders of 25% in principal amount of the Notes now outstanding, could declare such Notes to be immediately due and payable.

     It is to be noted that the event of default under the Indenture also constitutes an event of default under the Company's senior credit facility. In addition, the Company, as of March 31, 2003, is no longer in compliance with the credit facility's senior debt coverage ratio, which is currently set at 2.1-to-1, or the total debt coverage ratio, which is currently set at 9.10-to-1. Such defaults could lead to an acceleration of payment demand by the Company's senior creditor. Acceleration of payment demands by the Company's creditors would have a material adverse effect on the Company's operations, liquidity and capital resources, and would require the Company to seek restructuring through a bankruptcy proceeding. The Company is otherwise paying its day-to-day obligations. The Company's event of default raises substantial doubt about its ability to continue as a going concern.

     The Company has retained Financo Restructuring Group ("Financo") as a financial advisor to consider options relating to refinancing and restructuring its existing debt. In this role, Financo has begun discussions with the Company's senior lender and certain holders of the Company's subordinated debentures to pursue a restructuring of the Company's debt. In the event a restructuring of the Company's debt cannot be achieved, and any of the Company's outstanding debt is declared immediately due and payable, the Company would not be able to pay such amounts and would seek to reorganize under the provisions of the federal bankruptcy laws.

     The financial statements do not include any adjustments relating to the recoverability of recorded assets or amounts of liabilities that might be necessary if the Company is unable to continue as a going concern.

2. STATEMENTS OF OPERATIONS, SHAREHOLDER'S EQUITY AND CASH FLOWS

     Since there were no operations in the Finance Corp. from the Date of Inception through March 31, 2003, a Statement of Operations, a Statement of Shareholder's Equity and a Statement of Cash Flows have not been presented.

PART I. FINANCIAL INFORMATION

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the financial condition and results of operations of the Company contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed above in "Forward Looking Statements" and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 under "Forward Looking Statements" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

OVERVIEW

     Revenues. The Company's revenues are primarily attributable to subscription fees charged to subscribers of the Company's basic cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming, Internet services and digital services) as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per-channel basis. Internet revenues consist of monthly subscription fees and cable modem installation charges. Digital services revenue includes monthly subscription fees for tiers of digital programming and fees charged for pay-per-view movies, concerts and sporting events. In addition, other revenues are derived from installation and reconnection fees charged to subscribers to commence cable service, late payment fees, franchise fees, advertising revenues and commissions related to the sale of goods by home shopping services. At March 31, 2003, the Company had 64,970 basic subscribers and 24,398 premium subscriptions, representing basic penetration of 50.0% and premium penetration of 37.6% as compared to December 31, 2002 at which time the Company had 64,877 basic subscribers and 24,187 premium subscriptions which represented basic penetration of 49.9% and premium penetration of 37.3%.

     As of March 31, 2003 the Company had the capabilities of providing its high-speed Internet service to approximately 60% of its basic cable subscribers and had more than 8,200 high-speed Internet customers. In addition, the Company was offering its dial-up Internet service to over one-half of its basic cable subscribers and had more than 3,800 dial-up Internet customers.

     In addition, the Company now has the capability of providing digital services to substantially all of its basic subscribers. With these digital services, the Company can provide tiers of niche satellite programming and pay-per-view movies, sporting events and concerts, thus, allowing it to better compete with DBS services. As of March 31, 2003, approximately 9,100 of the Company basic subscriber's had digital services.

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

     Significant Leverage. At March 31, 2003, the Company's debt was $118.0 million, its total assets were $45.4 million, and its partners' deficit was $84.8 million.

     As a result of its significant leverage and its current financial condition, the Company failed to make the February 15, 2003 interest payment due on its Notes. Because the Company failed to make the interest payment on the Notes by March 18, 2003, an event of default occurred under the Indenture which governs the Notes. Such event of default also constitutes an event of default under the Company's senior credit facility. In addition, the Company, as of March 31, 2003, is no longer in compliance with the credit facility's senior debt coverage ratio, which is currently set at 2.1-to-1, or the total debt coverage ratio, which is currently set at 9.10-to-1 (See " - Financial Condition, Liquidity and Capital Resources" section for more details).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     General. Liquidity describes the ability to generate sufficient cash flows to meet the cash requirements of continuing operations and to pay obligations as they mature. Liquidity, in the context of the Company's operations, is typically determined by cash flows from operating activities (e.g. initial installation charges and monthly service fees paid by subscribers) and the cash flows used in investing activities (e.g. spending associated with capital projects). The Company continuously monitors available cash and cash equivalents in relation to projected cash needs in an effort to maintain adequate balances for current payments.

     Due to the Company's current financial condition and liquidity position it failed to pay the $5.375 million interest payment due February 15, 2003 on its Notes. Moreover, because the Company failed to pay such interest payment on the Notes by March 18, 2003, an event of default under the Indenture under which the Notes were issued has occurred. Consequently, either the trustee under the Indenture governing the Notes, or the holders of 25% in principal amount of the Notes now outstanding, could declare such Notes to be immediately due and payable.

     It is to be noted that the event of default under the Indenture also constitutes an event of default under the Company's senior credit facility. In addition, the Company, as of March 31, 2003, is no longer in compliance with the credit facility's senior debt coverage ratio, which is currently set at 2.1-to-1, or the total debt coverage ratio, which is currently set at 9.10-to-1. Such defaults could lead to an acceleration of payment demand by the Company's senior creditor. Acceleration of payment demands by the Company's creditors would have a material adverse effect on the Company's operations, liquidity and capital resources, and would require the Company to seek restructuring through a bankruptcy proceeding. The Company is otherwise paying its day-to-day obligations.

     The Company has retained Financo as a financial advisor to consider options relating to refinancing and restructuring its existing debt. In this role, Financo has begun discussions with the Company's senior lender and certain holders of the Company's subordinated debentures to pursue a restructuring of the Company's debt. In the event a restructuring of the Company's debt cannot be achieved, and any of the Company's outstanding debt is declared immediately due and payable, the Company would not be able to pay such amounts and would seek to reorganize under the provisions of the federal bankruptcy laws.

     In conjunction with the 2002 year end audit of the Company's financial statements (which are included in the Company's 2002 Annual Report filed on Form 10-K), and due to the current financial condition and liquidity position of the Company and the other matters described above, the Company's independent accountants issued an audit opinion with respect to the Company's 2002 financial statements that included an explanatory paragraph that expresses substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern will depend on whether the Company's outstanding debt can be appropriately restructured.

     The financial statements and other financial information of the Company included in this quarterly report on Form 10-Q do not include any adjustments that might result from the outcome of such uncertainties.

     Cash Flows from / used in Operating Activities. Net cash flows from operating activities was $1.1 million for the three months ended March 31, 2003 as compared to net cash flows used in operating activities of $2.9 million for the three months ended March 31, 2002.

     Cash Flows used in Investing Activities. Net cash used in investing activities decreased by $560,000 from $1.1 million for the three months ended March 31, 2002 to $540,000 for the three months ended March 31, 2003. This decrease is a result of a reduction in spending associated with rebuilds / upgrades as well as a reduction in equipment costs associated with Internet and digital service installations.

     Cash Flows from / Used In Financing Activities. Cash flows from financing activities for the three months ended March 31, 2002 were $4.5 million, almost all of which related to borrowings the Company made against its credit facility. All of the cash flows used in financing activities for the three months ended March 31, 2003 related to costs associated with the credit facility amendment which occurred in March, 2001.

     The Notes. The Company has outstanding an aggregate principal amount of $88 million of its Notes. The Notes are general senior unsecured obligations of the Company that mature on August 15, 2004 and rank equally in right of payment with all other existing and future unsubordinated indebtedness of the Company and senior in right of payment to any subordinated obligations of the Company. The Notes are effectively subordinated in right of payment to all secured indebtedness of the Company. Interest on the Notes accrues at the rate of 10-3/4% per annum and is payable semi-annually in cash arrears on February 15 and August 15, which commenced on February 15, 1998, to holders of record on the immediately preceding February 1 and August 1. Interest on the Notes accrues from the most recent date to which interest has been paid. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

     There is no public market for the Notes. The Company has not and does not intend to list the Notes on any securities exchange or to seek approval for quotation through any automated quotation system.

     As indicated above, because the Company failed to pay the $5.375 million interest payment due February 15, 2003 on its Notes, an event of default under the Indenture under which the Notes were issued has occurred. Consequently, either the trustee under the Indenture governing the Notes, or the holders of 25% in principal amount of the Notes now outstanding, could declare such Notes to be immediately due and payable. Acceleration of payment demands by the Company's creditors would have a material adverse effect on the Company's operations, liquidity and capital resources, and would require the Company to seek restructuring through a bankruptcy proceeding.

     The Credit Facility. The Company has a $30 million Credit Facility with various independent lenders which matures on March 2, 2004. To date, all $30 million of the available credit has been drawn down to, among other things, pay accrued interest on the Company's Notes and to purchase $12 million (face amount) of those Notes from affiliates of the lenders.

     The Credit Facility, which is secured by a first priority lien on and security interest in substantially all of the assets of the Company, accrues interest at a fixed rate which is payable on a quarterly basis in arrears. The interest rate on the Credit Facility was 11.5% through March 18, 2003. However, as a result of the default event described above, the interest rate is currently at 13.5% and will remain as such until the default is cured. The Credit Facility contains certain covenants, and provides for certain events of default, customarily contained in facilities of a similar type. Among other things, the Credit Facility requires the Company to (i) maintain the ratio of its total debt to annualized six-month EBITDA of no more than 9.10-to-1 and (ii) maintain a senior debt ratio (that is, the ratio of debt under the Credit Facility to annualized six-month EBITDA) of no more than 2.10-to-1. In addition, the Credit Facility imposes limitations on the amount of capital expenditures that the Company can make for the remainder of the term. Generally, capital expenditures are limited to $12 million per annum plus any unused portion of the capital expenditure allowance from the previous year.

     As indicated above, the failure of the Company to pay the $5.375 million interest payment due February 15, 2003 on its Notes constitutes an event of default under the Company's senior credit facility. In addition, the Company, as of March 31, 2003, is no longer in compliance with the credit facility's senior debt coverage ratio, which is currently set at 2.1-to-1, or the total debt coverage ratio, which is currently set at 9.10-to-1. Such defaults could lead to an acceleration of payment demand by the Company's senior creditor. Acceleration of payment demands by the Company's creditors would have a material adverse effect on the Company's operations, liquidity and capital resources, and would require the Company to seek restructuring through a bankruptcy proceeding.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated:

                                                    For the Three Months ended March 31,
                                                  2003                                 2002
                                                  ----                                 ----
                                        Amount                %             Amount                %
                                        ------                -             ------                -
                                                             (Dollars in thousands)

Revenues                               $ 10,703             100.0%         $ 10,458             100.0%
System operating expenses                 6,984              65.3             6,651              63.6
Non-System operating expenses               675               6.3               610               5.8
Depreciation and amortization             1,729              16.2             2,113              20.2
                                       --------             -----          --------             -----
Operating income                          1,315              12.2             1,084              10.4
Interest expense, net                     3,492              32.6             3,266              31.2
Other expenses                                1               0.0                 0               0.0
                                       --------             -----          --------             -----
Net loss                               $ (2,178)            (20.4)%        $ (2,182)            (20.8)%
                                       ========             =====          ========             =====
EBITDA (1)                             $  3,044              28.4%         $  3,197              30.6%

(1) EBITDA represents operating income before depreciation and amortization. The Company has included EBITDA data (which are not a measure of financial performance under Generally Accepted Accounting Principles ("GAAP")) because it understands such data are used by certain investors to determine a cable television company's historical ability to service its indebtedness. In addition, the Company uses six-month EBITDA for calculations relating to certain credit facility covenants. EBITDA should not be considered as an alternative to net income as an indicator of the Company's performance or as an alternative to cash flow as a measure of liquidity as determined in accordance with GAAP. In addition, the calculation of EBITDA for the Company (as calculated in the table below for the three month periods ended March 31, 2002 and 2003) may differ from EBITDA calculations of other companies.

             Calculation of EBITDA for the Company
                     (Amounts in thousands)

                                            Quarter Ended March 31,
                                               2003        2002

Operating income                              $1,315      $1,084
Add back depreciation and
     amortization                              1,729       2,113
                                              ------      ------
EBITDA                                        $3,044      $3,197
                                              ======      ======

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     Revenues. Revenues for the three months ended March 31, 2003 increased by $250,000, or 2.3%, to $10.7 million from $10.5 million for the three months ended March 31, 2002. This increase is primarily the result of an increase in the Company's Internet revenues of $190,000, an increase in the Company's digital revenues of $90,000 and an increase in the Company's basic revenues, discussed below, from 2002 to 2003, as offset by a decrease in premium revenues. Basic revenues increased by $120,000, or 1.6%, to $7.8 million for the three months ended March 31, 2003, as compared to the same period in 2002. Average monthly total revenues per subscriber for the three months ending March 31, 2003 were $55.15, as compared to $51.29 for the same period last year. This increase, as well as the increase in basic revenues, is primarily the result of rate increases which the Company has implemented since March 31, 2002 as well as the increased Internet and digital revenues discussed above.

     Subscribers. At March 31, 2003 the Company had 64,970 subscribers which represents a decrease of 3,135, or

4.6%, from the 68,105 subscribers at March 31, 2002. The Company believes that this decrease is a result of the increased availability and affordability of competitive video services from satellite dishes and other alternatives to traditional hard line cable services. The Company continues to respond to this competition with the introduction of advanced telecommunications services and aggressive marketing campaigns.

     At March 31, 2003 the Company had more than 8,200 high-speed Internet customers and more than 3,800 dial-up Internet customers, for a total of approximately 12,100 Internet customers. This represents an increase of approximately 1,000 customers, or 9.0%, from the approximately 11,100 Internet customers at March 31, 2002. In addition, the Company's digital services were in approximately 9,100 of its basic subscribers homes at March 31, 2003 as compared to approximately 9,400 at March 31, 2002.

     System Operating Expenses. System operating expenses for the three months ended March 31, 2003 were $7.0 million, an increase of $330,000, or 5.0%, over the three months ended March 31, 2002. As a percentage of revenues, system operating expenses increased 1.7% from 63.6% in 2002 to 65.3% in 2003. The primary reason for this increase is an increase in technical expenses associated with additional staff and equipment repair costs necessary to provide better customer service.

     Non-System Operating Expenses. Non-system operating expenses increased by $70,000, or 10.8%, from the three months ended March 31, 2002 to the three months ended March 31, 2003.

     EBITDA. As a result of the foregoing, EBITDA decreased by $150,000, or 4.8%, from $3.2 million for the three months ended March 31, 2002 to $3.0 million for the three months ended March 31, 2003 (See also the disclosures on page 19 regarding EBITDA, its disclosure, uses and limitations).

     Depreciation and Amortization. Depreciation and amortization decreased by $380,000, or 18.2%, from $2.1 million for the three months ended March 31, 2002 to $1.7 million for the three months ended March 31, 2003 primarily as a result of the decrease in capital spending from 2002 to 2003 discussed in the "Financial Condition, Liquidity and Capital Resources" section.

     Interest Expense, Net. Interest expense, net increased $230,000, or 6.9%, from $3.3 million for the three months ended March 31, 2002 to $3.5 million for the three months ended March 31, 2003. This increase was primarily the result of additional borrowings that the Company made against its credit facility from March 31, 2002 to March 31, 2003.

     Net Loss. As a result of the foregoing factors, the Company's net loss remained constant at $2.2 million for the three months ended March 31, 2002 and 2003.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but be tested for impairment at least annually.

     The Company adopted SFAS No. 142 on January 1, 2002, as required. Accordingly, the Company no longer amortizes goodwill and other indefinite lived intangible assets, which consist of cable franchise operating rights. The Company tests its goodwill each year at December 31 utilizing a discounted cash flow method as well as assessing a fair market value based on current per subscriber market conditions. The Company, after completing these tests at December 31, 2002, concluded that no impairment existed. In addition, no material changes have occurred which would affect that conclusion as of March 31, 2003.

     The effect of the adoption of SFAS No. 142 as of March 31, 2003 and December 31, 2002 is presented in the following table (in thousands) which includes only those assets which were not fully amortized prior to December 31, 2001:

                                                      March 31, 2003                                  December 31,2002
                                        Gross            Accum.          Carrying          Gross           Accum.           Carrying
                                        Value            Amort.           Value            Value           Amort.             Value
(in thousands)                          -----            ------           -----            -----           ------             -----
Indefinite-lived intangibles:
   Goodwill                            $ 7,457          $   567          $ 6,890          $ 7,457          $   567          $ 6,890
   Franchise operating rights           16,656           11,682            4,974           16,656           11,682            4,974
                                       -------          -------          -------          -------          -------          -------
Totals                                 $24,113          $12,249          $11,864          $24,113          $12,249          $11,864
                                       =======          =======          =======          =======          =======          =======
Other intangible assets:
   Subscriber lists and non-
      compete agreements               $ 1,243          $   939          $   304          $ 1,243          $   877          $   366
                                       =======          =======          =======          =======          =======          =======

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. Interpretation No. 45 also requires additional disclosures related to guarantees. The disclosure requirements are effective for interim and annual financial statements for periods ending after December 15, 2002. The recognition and measurement provisions are effective for all guarantees entered into, or modified, after December 31, 2002. After its initial evaluation, the Company does not believe that any disclosures or adjustments are necessary as a result of Interpretation No. 45.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation may have an effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disperse risks among the parties involved. The Interpretation is effective immediately for all variable interest entities created after January 31, 2003. All variable interest entities created before February 1, 2003 shall apply the provisions of this Interpretation no later than the beginning of the first interim or annual reporting period after June 15, 2003. The Company has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities."

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company did not hold, either during the three months ended March 31, 2003 and 2002, or at March 31, 2003 and December 31, 2002, any market risk sensitive instruments. The Company has outstanding $88 million of its 10-3/4% Series B Senior Notes with a fixed interest rate of 10.75%. In addition, the Company has borrowings outstanding against its credit facility of $30 million which had a fixed interest rate of 11.5% from January 1 through March 18, 2003 and a fixed interest rate of 13.5% from March 19 through March 31, 2003.

     Due to its current financial condition and liquidity position, the Company failed to pay the $5.375 million interest payment due February 15, 2003 on its Notes. Moreover, because the Company failed to pay such interest payment on the Notes by March 18, 2003, an event of default under the Indenture under which the Notes were issued has occurred. Consequently, either the trustee under the Indenture governing the Notes, or the holders of 25% in principal amount of the Notes now outstanding, could declare such Notes to be immediately due and payable.

     It is to be noted that the event of default under the Indenture also constitutes an event of default under the Company's senior credit facility. In addition, the Company, as of March 31, 2003, is no longer in compliance with the credit facility's senior debt coverage ratio, which is currently set at 2.1-to-1, or the total debt coverage ratio, which is currently set at 9.10-to-1. Such defaults could lead to an acceleration of payment demand by the Company's senior creditor. Acceleration of payment demands by the Company's creditors would have a material adverse effect on the Company's operations, liquidity and capital resources, and would require the Company to seek restructuring through a bankruptcy proceeding. The Company is otherwise paying its day-to-day obligations.

     The Company has retained Financo as a financial advisor to consider options relating to refinancing and restructuring its existing debt. In this role, Financo has begun discussions with the Company's senior lender and certain holders of the Company's subordinated debentures to pursue a restructuring of the Company's debt. In the event a restructuring of the Company's debt cannot be achieved, and any of the Company's outstanding debt is declared immediately due and payable, the Company would not be able to pay such amounts and would seek to reorganize under the provisions of the federal bankruptcy laws.

     In conjunction with the 2002 year end audit of the Company's financial statements (which are included in the Company's 2002 Annual Report filed on Form 10-K), and due to the current financial condition and liquidity position of the Company and the other matters described above, the Company's independent accountants issued an audit opinion with respect to the Company's 2002 financial statements that included an explanatory paragraph that expresses substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern will depend on whether the Company's outstanding debt can be appropriately restructured.

     The financial statements and other financial information of the Company included in this quarterly report on Form 10-Q do not include any adjustments that might result from the outcome of such uncertainties.

Item 4. - CONTROLS AND PROCEDURES

     INTERNAL CONTROLS. The Company maintains a system of internal controls designed to provide reasonable assurance that: (i) transactions are executed in accordance with management's general or specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles, and to maintain accountability for assets; (iii) access to assets is permitted only in accordance with management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

     Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of the Company's internal controls and procedures. Such evaluation was conducted within the 90 days prior to the date of filing of this report. There have been no significant changes in the Company's internal controls or in other factors that could have significantly affect these controls subsequent to the date of such evaluation.

     DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) that are designed (i) to collect the information it is required to disclose in the reports it files with the SEC, and (ii) to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Under the supervision and with the participation of the Company's management, including the principal executive officer and the principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Such evaluation was conducted within the 90 days prior to the date of filing of this report. Based on such evaluation, the Company's management, including the principal executive officer and the principal financial officer have concluded that these procedures are effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is a party to ordinary and routine litigation proceedings that are incidental to the Company's business. Management believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect on the financial condition or results of operations of the Company.

     In 2001, the FCC granted a pole attachment complaint brought by the Company, and other Alabama cable operators, against Alabama Power Company ("APC"). The Company initiated the complaint as a result of APC's imposition of significant pole rental rate increases (more than 500% for the Company), APC's refusal to engage in good faith negotiations and the threat, by APC, to terminate existing pole attachment agreements. APC, and other pole companies, appealed the FCC order to the U.S. Court of Appeals for the Eleventh Circuit. On November 14, 2002, the Eleventh Circuit issued its decision rejecting APC's appeal and reaffirming the rulings of the FCC in favor of the Company. Although the Eleventh Circuit denied APC's request to re-hear the case, the Court nevertheless stayed the effect of the decision outside of the Eleventh Circuit while APC appeals to the United States Supreme Court (The "Supreme Court"). APC filed its appeal to the Supreme Court on April 7, 2003 and it is anticipated that the Supreme Court will decide whether it will hear the case by the Fall of 2003.

     Other electric utilities have also proposed substantial pole attachment rental rate increases. For example, Georgia Power Company, an affiliate of APC, which also provides pole attachments to the Company, has proposed an even greater increase than APC, as well as an onerous new pole attachment agreement. A complaint, filed by the Company and other Georgia cable operators, is currently pending at the FCC. On October 8, 2002, the FCC rejected the same Georgia Power pole rental rate in a separate legal proceeding not involving the Company. Depending on the final outcome of these proceedings, as well as other disputes that may arise in the future, the Company could experience a significant increase in its pole attachment rental costs. Such an increase, if ultimately supported by a final, non-appealable order by a court of competent jurisdiction, could negatively affect the Company's operations.

Item 6.

     (a)      Exhibits.

EXHIBIT NO.                                                         DESCRIPTION
-----------                                                         -----------
  3.1    --       Second Amended and Restated Agreement of Limited Partnership of James Cable Partners, L.P. dated as of December
                  29, 1999, as amended by a First Amendment to Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2001***

  3.2    --       Certificate of Limited Partnership of James Cable Partners, L.P.*

  3.3    --       Articles of Incorporation of James Cable Finance Corp.*

  3.4    --       Bylaws of James Cable Finance Corp.*

  4.1    --       Indenture dated as of August 15, 1997 among James Cable Partners, L.P., James Cable Finance Corp., and United
                  States Trust Company of New York, as Trustee*

  4.3    --       Credit Agreement dated as of March 2, 2001 between James Cable Partners, L.P., as Borrower, and the Lenders listed therein***

  4.4    --       Company Security Agreement dated as of March 2, 2001 between James Cable Partners, L.P., as Grantor, and
                  GoldenTree Asset Management LLC, as agent for the Lenders***

  4.5    --       Guaranty Agreement dated as of March 2, 2001 by James Cable Finance Corp., in favor of each of the Lenders***

  4.6    --       Guarantor Security Agreement dated as of March 2, 2001 between James Cable Finance Corp., as Grantor, and
                  GoldenTree Asset Management LLC, as agent for the Lenders***

  4.8    --       Option Agreement / Option Certificate dated as of December 29, 1999 by and between James Cable Partners, L.P. and
                  James Communications Partners**

   21     --      List of subsidiaries of James Cable Partners, L.P.: James Cable Finance Corp. (James Cable Finance Corp. has no
                  subsidiaries)

  (99)(a)  --     Certification of Principal Executive Officer of James Cable Partners, L.P. Furnished Pursuant to Section 906 of
                  the Sarbanes-Oxley Act of 2002 ****

  (99)(b)  --     Certification of Principal Financial Officer of James Cable Partners, L.P. Furnished Pursuant to Section 906 of
                  the Sarbanes-Oxley Act of 2002 ****

  (99)(c)  --     Certification of Principal Executive Officer of James Cable Finance Corp. Furnished Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002 ****

  (99)(d)   --    Certification of Principal Financial Officer of James Cable Finance Corp. Furnished Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002 ****

----------

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

**** Filed herewith.

(b)  Reports on Form 8-K

     During the first quarter of 2003, the Company filed a Current Report on Form 8-K dated February 10, 2003, relating to the Company's anticipated events of default under both its Indenture governing its 10 3/4% Notes due 2004 and its senior credit facility. In addition, the Company filed a Current Report on Form 8-K dated March 18, 2003, relating to the actual events of default which were anticipated in the Current Report on Form 8-K dated February 10, 2003.

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

                                  JAMES CABLE PARTNERS, L.P.

                                  By: James Communications Partners
                                  General Partner

                                  By: Jamesco, Inc.
                                  Partner

Date: May 14, 2003                By: /s/ William R. James
                                      --------------------
                                           William R. James
                                           President

                                  By: James Communications Partners
                                  General Partner

                                  By: DKS Holdings, Inc.
                                  Partner

Date: May 14, 2003                By: /s/ Daniel K. Shoemaker
                                      -----------------------
                                           Daniel K. Shoemaker
                                           President (Principal financial
                                           officer and chief accounting officer)

                                  JAMES CABLE FINANCE CORP.

Date: May 14, 2003                By: /s/  William R. James
                                      ----------------------
                                           William R. James
                                           President

Date: May 14, 2003                By: /s/ Daniel K. Shoemaker
                                      -----------------------
                                           Daniel K. Shoemaker
                                           Treasurer (Principal financial
                                           officer and chief accounting officer)

                           JAMES CABLE PARTNERS, L.P.

    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

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

Date: May 14, 2003                        /s/  William R. James
                                          ---------------------
                                          William R. James
                                          President of Jamesco, Inc., a general
                                          partner of James Communications
                                          Partners, the general partner of James
                                          Cable Partners, L.P.
                                          (Principal Executive Officer)

                           JAMES CABLE PARTNERS, L.P.
    PRINCIPAL FINANCIAL OFFICER CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

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

Date: May 14, 2003                  /s/ Daniel K. Shoemaker
                                    -----------------------
                                    Daniel K. Shoemaker
                                    President of DKS Holdings, Inc., a general
                                    partner of James Communications
                                    Partners, the general partner of James
                                    Cable Partners, L.P.
                                    (Principal Financial Officer)

                            JAMES CABLE FINANCE CORP.
    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

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

Date: May 14, 2003                                 /s/ William R. James
                                                   --------------------
                                                   William R. James
                                                   President
                                                   (Principal Executive Officer)

                            JAMES CABLE FINANCE CORP.
    PRINCIPAL FINANCIAL OFFICER CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

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

Date: May 14, 2003                                 /s/ Daniel K. Shoemaker
                                                   -----------------------
                                                   Daniel K. Shoemaker
                                                   Treasurer
                                                   (Principal Financial Officer)

                                  EXHIBIT INDEX

(99)(a)  --       Certification of Principal Executive Officer of James Cable Partners, L.P. Furnished Pursuant to Section 906 of
                  the Sarbanes-Oxley Act of 2002

(99)(b)  --       Certification of Principal Financial Officer of James Cable Partners, L.P. Furnished Pursuant to Section 906 of
                  the Sarbanes-Oxley Act of 2002

(99)(c)  --       Certification of Principal Executive Officer of James Cable Finance Corp. Furnished Pursuant to Section 906 of
                  the Sarbanes-Oxley Act of 2002

(99)(d)   --      Certification of Principal Financial Officer of James Cable Finance Corp. Furnished Pursuant to Section 906 of
                  the Sarbanes-Oxley Act of 2002