Form 10-Q
period 2003-06-30
JAMES CABLE FINANCE CORP; JAMES CABLE PARTNERS LP /DE/
filed 2003-08-14
CIK 926283, 926285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2003

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________


               Commission file numbers 333-35183 and 333-35183-01


                           JAMES CABLE PARTNERS, L.P.
                            JAMES CABLE FINANCE CORP.
           -----------------------------------------------------------
           (Exact name of each Registrant as specified in its charter)



                Delaware                                  38-2778219
                Michigan                                  38-3182724
      -------------------------------                  --------------------
      (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                  Identification Nos.)

    38710 Woodward Avenue, Suite 180                          48304
       Bloomfield Hills, Michigan                          (Zip Code)
(Address of principal executive offices)

Registrants' telephone number, including area code:  (248) 647-1080

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

Number of shares of common stock of James Cable Finance Corp. outstanding as of August 14, 2003: 1,000.

                                TABLE OF CONTENTS

                                                                                                      PAGE NO.
                                                                                                      --------
PART I.     FINANCIAL INFORMATION

            Voluntary Reorganization Under Chapter 11                                                     3

            Forward-Looking Statements                                                                    4

            Item 1.  Consolidated Financial Statements of James Cable Partners, L.P. and
                     Subsidiary                                                                           6

                     Notes to Consolidated Financial Statements                                          10

                     Balance Sheets of James Cable Finance Corp.                                         17

                     Notes to Balance Sheets                                                             18

            Item 2.  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                               20

            Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          28

            Item 4.  Controls and Procedures                                                             28

PART II.   OTHER INFORMATION

             Item 1. Legal Proceedings                                                                   28

             Item 3. Defaults Upon Senior Securities                                                     29

             Item 6. Exhibits and Reports on Form 8-K                                                    30

VOLUNTARY REORGANIZATION UNDER CHAPTER 11

     Due to their financial condition and liquidity position, James Cable Partners, L.P. ("James Cable") and James Cable Finance Corp., a wholly-owned subsidiary of James Cable ("James Cable Finance", and together with James Cable, the "Company"), defaulted on the $5.375 million interest payment due February 15, 2003 on the Company's 10 3/4% Senior Notes due August 15, 2004 (the "Notes"). By virtue of such default, the Company also defaulted under its senior credit facility. In addition, as of March 31, 2003, the Company was no longer in compliance with the senior credit facility's senior debt coverage ratio of 2.1-to-1 or the total debt coverage ratio of 9.10-to-1.

     On June 26, 2003 (the "Petition Date"), James Cable and James Cable Finance filed separate voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Georgia, Macon Division (the "Bankruptcy Court"). The cases are being jointly administered under the caption "In re: James Cable Partners, L.P., et al., Case no. 03-52842" (the "Chapter 11 Cases"). As a consequence of the filing, all parties are stayed from commencing or continuing any action to realize or enforce pre-petition claims against the Company except in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.

     Since commencement of the Chapter 11 Cases, the Company has operated its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court. Certain creditors (including trade creditors, content providers, and governmental entities that have issued franchises to James Cable), should be unaffected by the Company's proposed plan of restructuring. The Company continues to service its cable and Internet subscribers without interruption. Assuming prompt confirmation of the Plan (as defined below), the Company currently anticipates that it will complete its restructuring and emerge from Chapter 11 in October 2003. However, the Company will emerge from Chapter 11 only if and when the Plan receives the requisite approvals and is confirmed by the Bankruptcy Court and certain conditions under the Plan are satisfied.

     Underscoring the Company's goal of completing its reorganization and emerging from Chapter 11 as quickly as possible, the Company's bankruptcy filings on the Petition Date included a proposed plan of reorganization (the "Plan") and a form of disclosure statement (the "Disclosure Statement"). Moreover, in conjunction with the bankruptcy filings, the Company reached an agreement with its existing secured lenders (the "Lenders") to use cash collateral to enable the Company to fund, among other things, post-petition trade and employee obligations, as well as the Company's ongoing operating needs, while it begins the restructuring process. Final court approval of such cash collateral agreement was entered by the Bankruptcy Court on August 1, 2003 (the "Cash Collateral Order"). This has allowed the Company to pay for post-petition goods and services used in the normal course of business on a current basis.

     The Plan is the result of extensive negotiations among the Company, its Lenders, certain significant holders of its Notes and certain of the Company's equity interest holders.

     The primary purpose of the Plan is to effectuate a restructuring of James Cable and its outstanding indebtedness and resolve its liquidity problems, thereby enhancing the recoveries for its creditors and enabling it to continue as a going concern. Another purpose of the Plan is to effectuate a liquidation and dissolution of James Cable Finance, a non-operating wholly-owned subsidiary of James Cable. If the Plan is confirmed, James Cable will reorganize into a limited liability company organized under the laws of the State of Delaware ("Reorganized James Cable"). In addition, pursuant to the Plan, James Cable Finance will be liquidated and the creditors of James Cable Finance, whose only asset is $1,000 of cash, will receive the distributions on account of their claims described in greater detail in the Disclosure Statement.

     The Plan contemplates reducing the principal amount of James Cable's outstanding indebtedness by converting the claims of holders of the Notes ("Note Claims") into equity interests in Reorganized James Cable. By providing Reorganized James Cable with a de-leveraged capital structure, the company that results from the restructuring should be positioned favorably to withstand the normal fluctuations in the cable and telecommunications industry. To that end, by offering the holders of Note Claims a significant percentage of the equity of the Reorganized James Cable on a post-restructuring basis, the Company intends that these holders will participate in the long-term growth opportunity of Reorganized James Cable's business.

     The Plan contemplates the issuance, upon the Effective Date of the Plan, of new equity interests in Reorganized James

Cable that will be allocated as follows: (i) 93%, on a pro-rata basis, to holders of the Note Claims; and (ii) the remaining 7%, on a pro-rata basis, to the holders of the existing equity interests in James Cable. In addition, certain holders of Note Claims will be able to elect, as an alternative to receiving their pro-rata share of the 93% of new equity interests in Reorganized James Cable, to receive $560 per $1,000 principal amount of the Notes held by such holders in cash, on the effective date of the Plan (the "Effective Date"), in full satisfaction of its Note Claim.

     The Plan also contemplates that on the Effective Date, the Lenders, on account of their Lenders' Claims, either (A) will retain their liens and security interests and be paid in accordance with James Cable's pre-petition credit agreement (the "Pre-Petition Credit Agreement") or (B) will be paid the entire amount of the Lenders' Claims in full, and without premium of any kind. If the Lender's retain their liens and security interests and are to be paid pursuant to the Pre-Petition Credit Agreement, then the Pre-Petition Credit Agreement will be amended and restated upon the Effective Date of the Plan with the following amendments: (i) the term will be extended for 4 years from the Effective Date of the Plan; (ii) the interest rate applicable to the Loans (as defined in the Pre-Petition Credit Agreement) will be 12%; (iii) prepayment of the Loans during the first calendar year following the Effective Date will bear a 1% premium, during the second calendar year will bear a 5% premium, during the third calendar year will bear a 3% premium and during the fourth calendar year will bear no premium; (iv) the Lenders will receive a payment equal to 2% of the amount of the Loans outstanding on the Effective Date; and (v) financial covenants and similar provisions will be appropriately modified as agreed to by the Lenders and Reorganized James Cable to reflect the post-confirmation financial position of Reorganized James Cable.

     It is anticipated that if the Plan is confirmed, then the Company will emerge from bankruptcy as a private company and will no longer be required to file periodic reports under the Securities Exchange Act of 1934.

     THE FOREGOING SUMMARY OF THE PLAN AND THE DISCLOSURE STATEMENT DOES NOT PURPORT TO BE COMPLETE AND IS QUALIFIED IN ITS ENTIRETY BY THE MORE DETAILED INFORMATION THAT APPEARS IN THE PLAN AND THE DISCLOSURE STATEMENT FILED WITH THE BANKRUPTCY COURT. BOTH THE PLAN AND THE DISCLOSURE STATEMENT ARE SUBJECT TO BANKRUPTCY COURT CONFIRMATION OR APPROVAL, AND EACH OF THEM MAY BE AMENDED PRIOR TO OBTAINING SUCH APPROVAL OR CONFIRMATION. ANY SUCH AMENDMENTS MAY HAVE A MATERIAL IMPACT ON CERTAIN CREDITORS OR PARTIES IN INTEREST.

     Bankruptcy law does not permit solicitation of acceptances of a plan of reorganization until the Bankruptcy Court approves the applicable disclosure statement relating to such plan as providing adequate information of a kind, and in sufficient detail, as far as is reasonably practicable in light of the nature and history of the debtor and the condition of the debtor's books and records, that would enable a hypothetical reasonable investor typical of holders of claims or interests of the relevant class to make an informed judgment about the Plan. Neither this Quarterly Report on Form 10-Q nor the disclosures contained herein are intended to be, and they should not be construed as, a solicitation for a vote on the Plan. The Company will emerge from Chapter 11 if and when the Plan receives the requisite approvals and is confirmed by the Bankruptcy Court and certain conditions under the Plan are satisfied.

     Information regarding the Chapter 11 Cases, as well as copies of the filings made by the Company (including the Plan and the Disclosure Statement), can be obtained from the Office of the Clerk of the United States Bankruptcy Court for the Middle District of Georgia, 433 Cherry Street, P.O. Box 1957, Macon, Georgia 31202; telephone: 478-752-3506; facsimile: 478-752-8157;
www.gamb.uscourts.gov.

FORWARD LOOKING STATEMENTS

     This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as: "attempt," "goal," "foreseeable," "may," "might," "could," "would," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this quarterly report on Form 10-Q, including without limitation the statements under "Part I--Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements located elsewhere herein regarding our operations, results of operations, financial position, liquidity and capital resources are forward-looking statements. These forward-looking statements also include, but are not limited to:

     o statements regarding the Chapter 11 Cases, the Plan, the Disclosure Statement and the Company's reorganization;

     o estimates and expectations regarding our current and future operations and markets;

     o forecasts and expectations regarding our industry, operations, services and subscriber base;

     o statements regarding our current plans and goals for our cable systems; and

     o statements and projections regarding our anticipated revenues, expense levels, operating results, financial condition, liquidity, capital resources, and our ability to continue as a going concern.

     Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations (Cautionary Statements), are disclosed in this quarterly report on Form 10-Q and in our most recent annual report on Form 10-K. See, e.g., (1) "Part I--Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report on Form 10-Q and (2) "Part II--Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" in our most recent annual report on Form 10-K. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

     o    whether we can successfully restructure in bankruptcy;

     o    changes or advances in technology;

     o    competition in the industry and markets in which we operate;

     o potential fluctuations in our subscriber base and costs that impact our results of operations, financial condition and liquidity;

     o    our ability to attract and retain skilled personnel;

     o    changes in government regulation and our cable franchises; and

     o    general economic and business conditions.


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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS

                                                                            June 30,       December 31,
                                                                              2003             2002
                                                                         -------------    -------------
                                                                          (Unaudited)
                                          ASSETS
Cash & Cash Equivalents                                                  $   5,699,051    $   4,370,013
Accounts Receivable - Subscribers (Net of allowance for
            doubtful accounts of $107,817 in 2003 and $90,301 in 2002)       4,180,484        4,186,246
Prepaid Expenses & Other                                                       205,458          415,409
Property & Equipment:
            Cable television distribution systems and equipment            108,004,845      106,671,591
            Land and land improvements                                         334,708          334,708
            Buildings and improvements                                       1,053,242        1,053,242
            Office furniture & fixtures                                      4,943,071        4,943,071
            Vehicles                                                         5,325,389        5,325,389
                                                                         -------------    -------------
                 Total                                                     119,661,255      118,328,001
            Less accumulated depreciation                                  (98,876,885)     (95,436,827)
                                                                         -------------    -------------
                 Total                                                      20,784,370       22,891,174
Deferred Financing Costs (Net of accumulated amortization of
            $3,739,739 in 2003 and $3,293,146 in 2002)                         815,956        1,291,064
Goodwill                                                                     6,890,588        6,890,588
Other indefinite lived intangible assets                                     4,973,797        4,973,797
Intangible Assets, Net                                                         241,933          366,254
Deposits and retainer fees                                                     564,430           64,080
                                                                         -------------    -------------
Total Assets                                                             $  44,356,067    $  45,448,625
                                                                         =============    =============
                              LIABILITIES & PARTNERS' DEFICIT
Liabilities:
            Liabilities not subject to compromise:
                 Debt (Note 3)                                           $  30,000,000    $  30,000,000
                 Accounts payable                                                7,845          179,821
                 Accrued expenses                                            3,150,009        2,808,937
                 Accrued interest on debt                                       45,000                0
                 Unearned revenue                                            3,511,042        3,521,696
                 Subscriber deposits                                            15,179           15,816
                                                                         -------------    -------------
            Total liabilities not subject to compromise                     36,729,075       36,526,270
            Liabilities subject to compromise:
                 Debt (Notes 1 and 3)                                       88,000,000       88,000,000
                 Accrued interest on debt (Note 1)                           8,335,375        3,547,499
                                                                         -------------    -------------
            Total liabilities subject to compromise                         96,335,375       91,547,499
                                                                         -------------    -------------
Total liabilities                                                          133,064,450      128,073,769
Commitments and Contingencies (Note 2)
Partners' Deficit:
            Limited partners                                               (82,295,822)     (76,270,270)
            General partner                                                 (6,412,561)      (6,354,874)
                                                                         -------------    -------------
                 Total                                                     (88,708,383)     (82,625,144)
                                                                         -------------    -------------
Total Liabilities & Partners' Deficit                                    $  44,356,067    $  45,448,625
                                                                         =============    =============

                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              For the Three    For the Three     For the Six     For the Six
                                                               Months Ended     Months Ended    Months Ended     Months Ended
                                                                 June 30,         June 30,        June 30,         June 30,
                                                                   2003             2002            2003             2002
                                                              -------------    -------------    ------------     ------------
                                                                                      (Unaudited)

Revenues                                                        $10,787,509      $10,755,860      $21,490,557     $21,213,750
System Operating Expenses (Excluding
            Depreciation and Amortization)                        7,240,664        6,785,980       14,224,236      13,437,288
Non-System Operating Expenses:
            Management fee                                          508,000          525,000        1,023,000         985,000
            Other                                                   146,298          178,250          306,811         328,015
                                                               ------------      -----------      -----------     -----------
            Total non-system operating expenses                     654,298          703,250        1,329,811       1,313,015
Depreciation and Amortization                                     1,835,820        2,149,396        3,564,378       4,261,946
                                                               ------------      -----------      -----------     -----------
Operating Income                                                  1,056,727        1,117,234        2,372,132       2,201,501
Interest and Other:
            Interest expense (Note 1)                            (3,661,154)      (3,341,904)      (7,164,089)     (6,610,352)
            Interest income                                          14,470            7,263           24,980           9,133
            Other                                                         0                0           (1,000)              0
                                                               ------------      -----------      -----------     -----------
                 Total interest and other                        (3,646,684)      (3,334,641)      (7,140,109)     (6,601,219)
                                                               -------------     ------------     -----------      ----------
Loss before reorganization items                                 (2,589,957)      (2,217,407)      (4,767,977)     (4,399,718)
Reorganization items:
            Professional service fees                            (1,315,262)               0       (1,315,262)              0
                                                               ------------      ------------     -----------      ----------
Total reorganization items                                       (1,315,262)               0       (1,315,262)              0
                                                               ------------      ------------     -----------      ----------
Net loss                                                       $ (3,905,219)     $(2,217,407)     $(6,083,239)    $(4,399,718)
                                                               ============      ===========      ===========     ===========

                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                                                                Limited              General
                                                                Partners             Partner              Total
                                                              ------------         -----------         ------------

Balance, December 31, 2002                                    $(76,270,270)        $(6,354,874)        $(82,625,144)
                  Net loss (unaudited)                          (6,025,552)            (57,687)          (6,083,239)
                                                              ------------         -----------         ------------
Balance, June 30, 2003 (unaudited)                            $(82,295,822)        $(6,412,561)        $(88,708,383)
                                                              ============         ===========         ============

                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      For the Six      For the Six
                                                                                                     Months Ended     Months Ended
                                                                                                        June 30,         June 30,
                                                                                                          2003             2002
                                                                                                     ------------     ------------
                                                                                                              (Unaudited)
Cash Flows from (used in) Operating Activities:
                Net loss                                                                             $(6,083,239)     $(4,399,718)
                Adjustments to reconcile net loss to cash flows
                             from (used in) operating activities:
                             Depreciation                                                              3,440,058        4,137,626
                             Amortization                                                                124,320          124,320
                             Noncash interest expense                                                    446,593          432,996
                Decrease (Increase) in assets:
                             Accounts receivable                                                           5,762         (126,617)
                             Prepaid expenses                                                            209,951          276,007
                             Deposits                                                                   (500,350)           1,180
                (Decrease) Increase in liabilities:
                             Accounts payable                                                           (171,976)        (691,949)
                             Accrued expenses                                                            341,072         (149,710)
                             Accrued interest on debt not subject to compromise                           45,000                0
                             Accrued interest on debt subject to compromise                            4,787,876                0
                             Unearned revenue                                                            (10,654)          88,802
                             Subscriber deposits                                                            (637)            (913)
                                                                                                     -----------      -----------
                                Total adjustments                                                      8,717,015        4,091,742
                                                                                                     -----------      -----------
                                Cash flows from (used in) operating activities                         2,633,776         (307,976)
Cash Flows used in Investing Activities:
                Additions to property and equipment                                                   (1,333,253)      (1,743,695)
                                                                                                     -----------      -----------
                                Cash flows used in investing activities                               (1,333,253)      (1,743,695)
Cash Flows from Financing Activities:
                Proceeds from credit facility borrowings                                                       0        4,500,000
                Costs associated with credit facility amendment                                           28,515           (8,660)
                                                                                                     -----------      -----------
                                Cash flows from financing activities                                      28,515        4,491,340
                                                                                                     -----------      -----------
Net Increase in Cash and Cash Equivalents                                                              1,329,038        2,439,669
Cash and Cash Equivalents, Beginning of Period                                                         4,370,013          567,404
                                                                                                     -----------      -----------
Cash and Cash Equivalents, End of Period                                                             $ 5,699,051      $ 3,007,073
                                                                                                     ===========      ===========
Supplemental Disclosure of Cash Flow Information -
                Cash paid for interest during the period
                (net of amounts capitalized and amounts paid on
                Company owned Senior Notes)                                                          $ 1,884,620      $ 6,177,356
                                                                                                     ===========      ===========
                Cash paid for reorganization items:
                              Professional service fees expensed                                     $ 1,315,262      $         0
                              Professional service fee retainers                                         500,000                0
                                                                                                     -----------      -----------
                Total cash paid for reorganization items                                             $ 1,815,262      $         0
                                                                                                     ===========      ===========


                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL - James Cable Partners, L.P. ("James Cable") was organized as a Delaware limited partnership in 1988. James Cable Finance Corp., a Michigan corporation ("James Cable Finance"), was organized on June 19, 1997 and became a wholly-owned subsidiary of James Cable. References to the "Company" herein are to James Cable and James Cable Finance consolidated, or to James Cable prior to the organization of James Cable Finance, as appropriate.

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

     VOLUNTARY REORGANIZATION UNDER CHAPTER 11--Due to their financial condition and liquidity position, James Cable and James Cable Finance defaulted on the $5.375 million interest payment due February 15, 2003 on the Company's 10 3/4% Senior Notes due August 15, 2004 (the "Notes"). By virtue of such default, the Company also defaulted under its senior credit facility. In addition, as of March 31, 2003, the Company was no longer in compliance with the senior credit facility's senior debt coverage ratio of 2.1-to-1 or the total debt coverage ratio of 9.10-to-1.

     On June 26, 2003 (the "Petition Date"), James Cable and James Cable Finance filed separate voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Georgia, Macon Division (the "Bankruptcy Court"). The cases are being jointly administered under the caption "In re: James Cable Partners, L.P., et al., Case no. 03-52842" (the "Chapter 11 Cases"). As a consequence of the filing, all parties are stayed from commencing or continuing any action to realize or enforce any pre-petition claims against the Company except in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.

     Since commencement of the Chapter 11 Cases, the Company has operated its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court. Certain creditors (including trade creditors, content providers, and governmental entities that have issued franchises to James Cable), should be unaffected by the Company's proposed plan of restructuring. The Company continues to service its cable and Internet subscribers without interruption. Assuming prompt confirmation of the Plan (as defined below), the Company currently anticipates that it will complete its restructuring and emerge from Chapter 11 in October 2003. However, the Company will emerge from Chapter 11 only if and when the Plan receives the requisite approvals and is confirmed by the Bankruptcy Court and certain conditions under the Plan are satisfied.

     Underscoring the Company's goal of completing its reorganization and emerging from Chapter 11 as quickly as possible, the Company's bankruptcy filings on the Petition Date included a proposed plan of reorganization (the "Plan") and a form of disclosure statement (the "Disclosure Statement"). Moreover, in conjunction with the bankruptcy filings, the Company reached an agreement with its existing secured lenders (the "Lenders") to use cash collateral to enable the Company to fund, among other things, post-petition trade and employee obligations, as well as the Company's ongoing operating needs, while it begins the restructuring process. Final court approval of such cash collateral agreement was entered by the Bankruptcy Court on August 1, 2003 (the "Cash Collateral Order"). This has allowed the Company to pay for post-petition goods and services used in the normal course of business on a current basis.

     The Plan is the result of extensive negotiations among the Company, its Lenders, certain significant holders of its Notes and certain of the Company's equity interest holders.

     The primary purpose of the Plan is to effectuate a restructuring of James Cable and its outstanding indebtedness and resolve its liquidity problems, thereby enhancing the recoveries for its creditors and enabling it to continue as a going concern. Another purpose of the Plan is to effectuate a liquidation and dissolution of James Cable Finance, a non-operating wholly-owned subsidiary of James Cable. If the Plan is confirmed, James Cable will reorganize into a limited liability company organized under the laws of the State of Delaware ("Reorganized James Cable"). In addition, pursuant to the Plan, James Cable Finance will be liquidated and the creditors of James Cable Finance, whose only asset is $1,000 of cash, will receive the distributions on account of their claims described in greater detail in the Disclosure Statement.

     The Plan contemplates reducing the principal amount of James Cable's outstanding indebtedness by converting the claims of holders of the Notes ("Note Claims") into equity interests in Reorganized James Cable. By providing Reorganized James Cable with a de-leveraged capital structure, the company that results from the restructuring should be positioned favorably to withstand the normal fluctuations in the cable and telecommunications industry. To that end, by offering the holders of Note Claims a significant percentage of the equity of the Reorganized James Cable on a post-restructuring basis, the Company intends that these holders will participate in the long-term growth opportunity of Reorganized James Cable's business.

     The Plan contemplates the issuance, upon the Effective Date of the Plan, of new equity interests in Reorganized James Cable that will be allocated as follows: (i) 93%, on a pro-rata basis, to holders of the Note Claims; and (ii) the remaining 7%, on a pro-rata basis, to the holders of the existing equity interests in James Cable. In addition, certain holders of Note Claims will be able to elect, as an alternative to receiving their pro-rata share of the 93% of new equity interests in Reorganized James Cable, to receive $560 per $1,000 principal amount of the Notes held by such holders in cash, on the effective date of the Plan (the "Effective Date"), in full satisfaction of its Note Claim.

     The Plan also contemplates that on the Effective Date, the Lenders, on account of their Lenders' Claims, either (A) will retain their liens and security interests and be paid in accordance with James Cable's pre-petition credit agreement (the "Pre-Petition Credit Agreement") or (B) will be paid the entire amount of the Lenders' Claims in full, and without premium of any kind. If the Lender's retain their liens and security interests, and are to be paid pursuant to the Pre-Petition Credit Agreement, then the Pre-Petition Credit Agreement will be amended and restated upon the Effective Date of the Plan with the following amendments: (i) the term will be extended for 4 years from the Effective Date of the Plan; (ii) the interest rate applicable to the Loans (as defined in the Pre-Petition Credit Agreement) will be 12%; (iii) prepayment of the Loans during the first calendar year following the Effective Date will bear a 1% premium, during the second calendar year will bear a 5% premium, during the third calendar year will bear a 3% premium and during the fourth calendar year will bear no premium; (iv) the Lenders will receive a payment equal to 2% of the amount of the Loans outstanding on the Effective Date; and (v) financial covenants and similar provisions will be appropriately modified as agreed to by the Lenders and Reorganized James Cable to reflect the post-confirmation financial position of Reorganized James Cable.

     It is anticipated that if the Plan is confirmed, then the Company will emerge from bankruptcy as a private company and will no longer be required to file periodic reports under the Securities Exchange Act of 1934.

     The foregoing summary of the Plan and the Disclosure Statement does not purport to be complete and is qualified in its entirety by the more detailed information that appears in the Plan and the Disclosure Statement filed with the Bankruptcy Court. Both the Plan and the Disclosure Statement are subject to Bankruptcy Court confirmation or approval, and each of them may be amended prior to obtaining such approval or confirmation. Any such amendments may have a material impact on certain creditors or parties in interest.

     Bankruptcy law does not permit solicitation of acceptances of a plan of reorganization until the Bankruptcy Court approves the applicable disclosure statement relating to such plan as providing adequate information of a kind, and in sufficient detail, as far as is reasonably practicable in light of the nature and history of the debtor and the condition of the debtor's books and records, that would enable a hypothetical reasonable investor typical of holders of claims or interests of the relevant class to make an informed judgment about the Plan. Neither this Quarterly Report on Form 10-Q nor the disclosures contained herein are intended to be, and they should not be construed as, a solicitation for a vote on the Plan. The Company will emerge from Chapter 11 if and when the Plan receives the requisite approvals and is confirmed by the Bankruptcy Court and certain conditions under the Plan are satisfied.

     Information regarding the Chapter 11 Cases, as well as copies of the filings made by the Company (including the Plan and the Disclosure Statement), can be obtained from the Office of the Clerk of the United States Bankruptcy Court for the Middle District of Georgia, 433 Cherry Street, P.O. Box 1957, Macon, Georgia 31202; telephone: 478-752-3506; facsimile:

478-752-8157; www.gamb.uscourts.gov.

     FINANCIAL STATEMENT PRESENTATION--The accompanying consolidated financial statements have been prepared on a going concern basis and in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."

     Using the going concern basis contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The appropriateness of the Company using the going concern basis for its financial statements is dependent upon, among other things, (i) the Company's ability to comply with applicable financing covenants and the cash collateral agreement underlying the Cash Collateral Order, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) confirmation of a plan of reorganization under the Bankruptcy Code, and (v) the Company's ability to achieve profitability following such confirmation.

     SOP 90-7 requires that the financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Accordingly, revenues, expenses (including professional fees), realized gains and losses, and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately in the financial statements. The consolidated balance sheets distinguish pre-petition liabilities subject to compromise under the Plan both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise under the Plan are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.

     As a result of the Chapter 11 filing, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to approval of the Bankruptcy Court and the terms of applicable financing covenants or otherwise as permitted in the ordinary course of business, the Company may sell or dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization (like the Plan) could materially change the amounts and classifications in the historical consolidated financial statements.

     Pursuant to the Bankruptcy Code, the Company has filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date. These schedules were modified on July 19, 2003 to add additional creditors that were unknown on the Petition Date (the Company anticipates that additional amendments may be subsequently filed). A deadline for the filing of proofs of claim with the Bankruptcy Court has yet to be established, although a motion to establish such a deadline is scheduled to be heard by the Bankruptcy Court on August 18, 2003. As of July 19, 2003, the Company had scheduled undisputed unsecured liabilities of $97.7 million and undisputed secured liabilities of $30 million.

     As reflected in the consolidated financial statements, "liabilities subject to compromise" refers to certain liabilities of the Company incurred prior to the commencement of the Chapter 11 Cases. The amounts of the various liabilities that are subject to compromise under the Plan are set forth below and represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments, which adjustments may result from (i) negotiations, (ii) actions of the Bankruptcy Court, (iii) further developments with respect to such claims,
(iv) the filing of proofs of claims, or (v) other matters or events. The liabilities subject to compromise under the Plan are as follows:

                                            June 30,      December 31,
                                              2003            2002
                                          ------------    ------------
Debt (10-3/4% Senior Notes due 2004)       $88,000,000     $88,000,000
Accrued interest on debt                     8,335,375       3,547,499
                                           -----------     -----------
Total liabilities subject to compromise    $96,335,375     $91,547,499
                                           ===========     ===========

     Due to the fact that the $88 million in Notes are unsecured liabilities subject to compromise, as indicated in the above table, the Company has stopped accruing interest on those Notes as of June 26, 2003, the Petition Date. As such, the contractual interest expense of the Company is approximately $130,000 higher than the amount of interest expense reported in the consolidated statements of operations for the three and six month periods ended June 30, 2003. Also, the accrued interest on debt subject to compromise is approximately $130,000 less than the amount that would have been contractually recorded.

     Chapter 11 and related reorganization expenses in the Company's consolidated statements of operations for the three and six-month periods ended June 30, 2003, respectively, consist of legal fees, accounting fees, and financial and advisory fees (together known as "Professional Service Fees") in the amounts indicated in the following table:

                                        Three Months        Six Months
                                            Ended             Ended
                                        June 30, 2003     June 30, 2003
                                        -------------     -------------
Professional Service Fees                $1,315,262         $1,315,262
                                         ----------         ----------
Total reorganization expenses            $1,315,262         $1,315,262
                                         ==========         ==========

        IMPACT OF RECENTLY ADOPTED ACCOUNTING PRINCIPLES - On July 20, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but be tested for impairment at least annually.

     The Company adopted SFAS No. 142 on January 1, 2002, as required. Accordingly, the Company no longer amortizes goodwill and other indefinite lived intangible assets, which consist of cable franchise operating rights. The Company tests its goodwill each year at December 31 utilizing a discounted cash flow method as well as assessing a fair market value based on current per subscriber market conditions. The Company, after completing these tests at December 31, 2002, concluded that no impairment existed. In addition, no material changes have occurred which would affect that conclusion as of June 30, 2003.

The effect of the adoption of SFAS No. 142 as of June 30, 2003 and December 31, 2002 is presented in the following table (in thousands) which includes only those assets which were not fully amortized prior to December 31, 2001:

(in thousands)                               June 30, 2003                           December 31,2002
                                  -----------------------------------       -------------------------------
                                  Gross        Accum.      Carrying         Gross      Accum.      Carrying
                                  Value        Amort.       Value           Value      Amort.       Value
                                  ------       ------      --------         -----      ------      --------
Indefinite-lived intangibles:
   Goodwill                      $ 7,457      $   567        $6,890        $ 7,457     $   567      $ 6,890
   Franchise operating rights     16,656       11,682         4,974         16,656      11,682        4,974
                                 -------      -------       -------        -------     -------      -------
Totals                           $24,113      $12,249       $11,864        $24,113     $12,249      $11,864
                                 =======      =======       =======        =======     =======      =======
Other intangible assets:
   Subscriber lists and non-
      compete agreements          $1,243       $1,001          $242         $1,243        $877         $366
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

     The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") imposed an extensive rate regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multi-channel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

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

      Other electric utilities have also proposed substantial pole attachment rental rate increases. For example, Georgia Power Company ("Georgia Power"), an affiliate of APC, which also provides pole attachments to the Company, has proposed an even greater increase than APC, as well as an onerous new pole attachment agreement. As a result, the Company, along with other cable operators in Georgia, filed a complaint with the FCC challenging the terms and conditions of the proposed pole attachment agreement. On August 8, 2003, the FCC's Enforcement Bureau (the "Bureau") granted the complaint and issued an order that rejected the vast majority of the challenged provisions of the proposed pole attachment agreement. In addition, the Bureau directed Georgia Power to negotiate a new agreement in good faith. At the current time it is unclear whether Georgia Power will appeal the Bureau's decision.

      Depending on the final outcome of these proceedings, as well as other disputes that may arise in the future, the Company could experience a significant increase in its pole attachment rental costs. Such an increase, if ultimately supported by a final, non-appealable order by a court of competent jurisdiction, could negatively affect the Company's operations.

      In addition to the Chapter 11 Cases and the matters discussed above, the Company is a party to ordinary and routine litigation proceedings that are incidental to the Company's business. Management believes that the outcome of all such pending ordinary and routine legal proceedings will not, in the aggregate, have a material adverse effect on the financial condition or results of operations of the Company.

(3)   DEBT

      At June 30, 2003 the Company's total debt was $118.0 million, comprised of $30.0 million borrowed under its secured credit facility and $88.0 million due under the Notes (see Note 1 above and the discussion below for more information regarding the Notes, the credit facility and the Company's defaults thereunder).

      Debt consists of the following:

                                                  JUNE 30,          DECEMBER 31,
                                                    2003                2002
                                                ----------          -----------

10-3/4% Series B Senior Notes due 2004         $ 88,000,000        $ 88,000,000
Bank Credit Facility                             30,000,000          30,000,000
                                               ------------        ------------
Total                                          $118,000,000        $118,000,000
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

      The Credit Facility, which is secured by a first priority lien on and security interest in substantially all of the assets of the Company, accrues interest at a fixed rate which is payable on a quarterly basis in arrears. The interest rate on the Credit Facility was 11.5% through February 15, 2003. However, as a result of the default event described in Note 1 above, the interest rate is currently at 13.5% and will remain as such until the default is cured. The Credit Facility contains certain covenants, and provides for certain events of default, customarily contained in facilities of a similar type. Among other things, the Credit Facility requires the Company to (i) maintain the ratio of its total debt to annualized six-month EBITDA (as calculated below for the six-months June 30, 2003 and 2002) of no more than 9.00-to-1 and (ii) maintain a senior debt ratio (that is, the ratio of debt under the Credit Facility to annualized six-month EBITDA) of no more than 2.10-to-1. In addition, the Credit Facility imposes limitations on the amount of capital expenditures that the Company can make for the remainder of the term. Generally, capital expenditures are limited to $12 million per annum plus any unused portion of the capital expenditure allowance from the previous year.

                      Calculation of EBITDA for the Company
                             (Amounts in thousands)

                                  Six Months Ended June 30,
                                  -------------------------
                                    2003             2002
                                  -------           -------
Operating income                   $2,372           $2,202
Add back depreciation and
     amortization                   3,564            4,262
                                   ------           ------
EBITDA                             $5,936           $6,464
                                   ======           ======

      THE DEFAULTS - As indicated in Note 1 above, due to its financial condition and liquidity position, the Company defaulted on the $5.375 million interest payment due February 15, 2003 on its Notes. By virtue of such default, the Company also defaulted under its senior credit facility. In addition, as of March 31, 2003, the Company was no longer in compliance with the senior credit facility's senior debt coverage ratio of 2.1-to-1 or the total debt coverage ratio of 9.10-to-1. Following those defaults, on June 26, 2003, James Cable and James Cable Finance filed separate voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Georgia, Macon Division. The cases are being jointly administered under the caption "In re: James Cable Partners, L.P., et al., Case no. 03-52842." As a consequence of the filings, all parties are stayed from commencing or continuing any action to realize or enforce any pre-petition claims against the Company except in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.

                            JAMES CABLE FINANCE CORP.
           (A WHOLLY OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P.,
                        A DELAWARE LIMITED PARTNERSHIP)
                             (DEBTOR-IN-POSSESSION)
                                 BALANCE SHEETS

                                                                                  June 30,       December 31,
                                                                                    2003             2002
                                                                                 -----------     ------------
                                                                                 (Unaudited)
                                           ASSETS
Cash and cash equivalents                                                          $1,000          $1,000
                                                                                   ======          ======
                                    SHAREHOLDER'S EQUITY
Shareholder's equity - Common stock (1,000 shares issued and outstanding)          $1,000          $1,000
                                                                                   ======          ======



                          See notes to balance sheets.

                            JAMES CABLE FINANCE CORP.
            (A WHOLLY-OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P.,
                        A DELAWARE LIMITED PARTNERSHIP)
                             (DEBTOR-IN-POSSESSION)
                             NOTES TO BALANCE SHEETS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     James Cable Finance Corp. ("James Cable Finance"), a Michigan corporation, is a wholly-owned subsidiary of James Cable Partners, L.P. ("James Cable" and together the "Company"), a Delaware limited partnership, and was organized on June 19, 1997 (the "Date of Inception") for the sole purpose of acting as co-issuer with James Cable of $100 million aggregate principal amount of the 10-3/4% Senior Notes due August 15, 2004 (the "Notes"). James Cable Finance has nominal assets and does not have (and is not expected to have) any material operations.

     VOLUNTARY REORGANIZATION UNDER CHAPTER 11--Due to its financial condition and liquidity position, the Company defaulted on the $5.375 million interest payment due February 15, 2003 on its Notes. By virtue of such default, the Company also defaulted under its senior credit facility. In addition, as of March 31, 2003, the Company was no longer in compliance with the senior credit facility's senior debt coverage ratio of 2.1-to-1 or the total debt coverage ratio of 9.10-to-1.

     On June 26, 2003 (the "Petition Date"), James Cable and James Cable Finance filed separate voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Georgia, Macon Division (the "Bankruptcy Court"). The cases are being jointly administered under the caption "In re: James Cable Partners, L.P., et al., Case no. 03-52842" (the "Chapter 11 Cases"). As a consequence of the filing, all parties are stayed from commencing or continuing any action to realize or enforce any pre-petition claims against the Company except in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.

     Since commencement of the Chapter 11 Cases, the Company has operated its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court. Certain creditors (including trade creditors, content providers, and governmental entities that have issued franchises to James Cable), should be unaffected by the Company's proposed plan of restructuring. The Company continues to service its cable and Internet subscribers without interruption. Assuming prompt confirmation of the Plan (as defined below), the Company currently anticipates that it will complete its restructuring and emerge from Chapter 11 in October 2003. However, the Company will emerge from Chapter 11 only if and when the Plan receives the requisite approvals and is confirmed by the Bankruptcy Court and certain conditions under the Plan are satisfied.

     Underscoring the Company's goal of completing its reorganization and emerging from Chapter 11 as quickly as possible, the Company's bankruptcy filings on the Petition Date included a proposed plan of reorganization (the "Plan") and a form of disclosure statement (the "Disclosure Statement"). Moreover, in conjunction with the bankruptcy filings, the Company reached an agreement with its existing secured lenders (the "Lenders") to use cash collateral to enable the Company to fund, among other things, post-petition trade and employee obligations, as well as the Company's ongoing operating needs, while it begins the restructuring process. Final court approval of such cash collateral agreement was entered by the Bankruptcy Court on August 1, 2003 (the "Cash Collateral Order"). This has allowed the Company to pay for post-petition goods and services used in the normal course of business on a current basis.

     The Plan is the result of extensive negotiations among the Company, its Lenders, certain significant holders of its Notes and certain of the Company's equity interest holders.

     The primary purpose of the Plan is to effectuate a restructuring of James Cable and its outstanding indebtedness and resolve its liquidity problems, thereby enhancing the recoveries for its creditors and enabling it to continue as a going concern. Another purpose of the Plan is to effectuate a liquidation and dissolution of James Cable Finance, a non-operating wholly-owned subsidiary of James Cable. If the Plan is confirmed, James Cable will reorganize into a limited liability company organized under the laws of the State of Delaware ("Reorganized James Cable"). In addition, pursuant to the Plan, James Cable Finance will be liquidated and the creditors of James Cable Finance, whose only asset is $1,000 of cash, will receive the distributions on account of their claims described in greater detail in the Disclosure Statement.

     The Plan contemplates reducing the principal amount of James Cable's outstanding indebtedness by converting the claims of holders of the Notes ("Note Claims") into equity interests in Reorganized James Cable. By providing Reorganized James Cable with a de-leveraged capital structure, the company that results from the restructuring should be positioned favorably to withstand the normal fluctuations in the cable and telecommunications industry. To that end, by offering the holders of Note Claims a significant percentage of the equity of the Reorganized James Cable on a post-restructuring basis, the Company intends that these holders will participate in the long-term growth opportunity of Reorganized James Cable's business.

     The Plan contemplates the issuance, upon the Effective Date of the Plan, of new equity interests in Reorganized James Cable that will be allocated as follows: (i) 93%, on a pro-rata basis, to holders of the Note Claims; and (ii) the remaining 7%, on a pro-rata basis, to the holders of the existing equity interests in James Cable. In addition, certain holders of Note Claims will be able to elect, as an alternative to receiving their pro-rata share of the 93% of new equity interests in Reorganized James Cable, to receive $560 per $1,000 principal amount of the Notes held by such holders in cash, on the effective date of the Plan (the "Effective Date"), in full satisfaction of its Note Claim.

     The Plan also contemplates that on the Effective Date, the Lenders, on account of their Lenders' Claims, either (A) will retain their liens and security interests and be paid in accordance with James Cable's pre-petition credit agreement (the "Pre-Petition Credit Agreement") or (B) will be paid the entire amount of the Lenders' Claims in full, and without premium of any kind. If the Lender's retain their liens and security interests, and are to be paid pursuant to the Pre-Petition Credit Agreement, then the Pre-Petition Credit Agreement will be amended and restated upon the Effective Date of the Plan with the following amendments: (i) the term will be extended for 4 years from the Effective Date of the Plan; (ii) the interest rate applicable to the Loans (as defined in the Pre-Petition Credit Agreement) will be 12%; (iii) prepayment of the Loans during the first calendar year following the Effective Date will bear a 1% premium, during the second calendar year will bear a 5% premium, during the third calendar year will bear a 3% premium and during the fourth calendar year will bear no premium; (iv) the Lenders will receive a payment equal to 2% of the amount of the Loans outstanding on the Effective Date; and (v) financial covenants and similar provisions will be appropriately modified as agreed to by the Lenders and Reorganized James Cable to reflect the post-confirmation financial position of Reorganized James Cable.

     It is anticipated that if the Plan is confirmed, then the Company will emerge from bankruptcy as a private company and will no longer be required to file periodic reports under the Securities Exchange Act of 1934.

     The foregoing summary of the Plan and the Disclosure Statement does not purport to be complete and is qualified in its entirety by the more detailed information that appears in the Plan and the Disclosure Statement filed with the Bankruptcy Court. Both the Plan and the Disclosure Statement are subject to Bankruptcy Court confirmation or approval, and each of them may be amended prior to obtaining such approval or confirmation. Any such amendments may have a material impact on certain creditors or parties in interest.

     Bankruptcy law does not permit solicitation of acceptances of a plan of reorganization until the Bankruptcy Court approves the applicable disclosure statement relating to such plan as providing adequate information of a kind, and in sufficient detail, as far as is reasonably practicable in light of the nature and history of the debtor and the condition of the debtor's books and records, that would enable a hypothetical reasonable investor typical of holders of claims or interests of the relevant class to make an informed judgment about the Plan. Neither this Quarterly Report on Form 10-Q nor the disclosures contained herein are intended to be, and they should not be construed as, a solicitation for a vote on the Plan. The Company will emerge from Chapter 11 if and when the Plan receives the requisite approvals and is confirmed by the Bankruptcy Court and certain conditions under the Plan are satisfied.

     Information regarding the Chapter 11 Cases, as well as copies of the filings made by the Company (including the Plan and the Disclosure Statement), can be obtained from the Office of the Clerk of the United States Bankruptcy Court for the Middle District of Georgia, 433 Cherry Street, P.O. Box 1957, Macon, Georgia 31202; telephone: 478-752-3506; facsimile: 478-752-8157;
www.gamb.uscourts.gov.

2.  STATEMENTS OF OPERATIONS, SHAREHOLDER'S EQUITY AND CASH FLOWS

    Since there were no operations in James Cable Finance from the Date of Inception through June 30, 2003, a Statement of Operations, a Statement of Shareholder's Equity and a Statement of Cash Flows are not presented.

PART I. FINANCIAL INFORMATION

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following discussion of the consolidated financial condition and results of operations of James Cable Partners, L.P. ("James Cable") and James Cable Finance Corp., a wholly-owned subsidiary of James Cable ("James Cable Finance.," and together with James Cable, the "Company") contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed above in "Forward Looking Statements" and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 under "Forward Looking Statements" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

OVERVIEW

     James Cable owns, operates and develops cable television systems serving rural communities in Oklahoma, Texas, Georgia, Louisiana, Colorado, Wyoming, Tennessee, Alabama and Florida. As of June 2003, James Cable had 64,017 basic subscribers, 25,008 premium subscribers, 8,250 high-speed Internet customers, and approximately 3,630 dial-up Internet customers.

     VOLUNTARY REORGANIZATION UNDER CHAPTER 11. Due to its financial condition and liquidity position, the Company defaulted on the $5.375 million interest payment due February 15, 2003 on its Notes. By virtue of such default, the Company also defaulted under its senior credit facility. In addition, as of March 31, 2003, the Company was no longer in compliance with the senior credit facility's senior debt coverage ratio of 2.1-to-1 or the total debt coverage ratio of 9.10-to-1.

     On June 26, 2003 (the "Petition Date"), James Cable and James Cable Finance filed separate voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Georgia, Macon Division (the "Bankruptcy Court"). The cases are being jointly administered under the caption "In re: James Cable Partners, L.P., et al., Case no. 03-52842" (the "Chapter 11 Cases"). As a consequence of the filing, all parties are stayed from commencing or continuing any action to realize or enforce any pre-petition claims against the Company except in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.

     Since the commencement of the Chapter 11 Cases, the Company has operated its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court. Certain creditors (including trade creditors, content providers, and governmental entities that have issued franchises to James Cable), should be unaffected by the Company's proposed plan of restructuring. The Company continues to servicing its cable and Internet subscribers without interruption. Assuming prompt confirmation of the Plan, the Company anticipates that it will complete its restructuring and emerge from Chapter 11 in October 2003. However, the Company will emerge from Chapter 11 only if and when the Plan receives the requisite approvals and is confirmed by the Bankruptcy Court and certain conditions under the Plan are satisfied.

     Underscoring the Company's goal of completing its reorganization and emerging from Chapter 11 as quickly as possible, the Company's bankruptcy filings on the Petition Date included a proposed plan of reorganization (the "Plan") and a form of disclosure statement (the "Disclosure Statement"). Moreover, in conjunction with the bankruptcy filings, the Company reached an agreement with its existing secured lenders (the "Lenders") to use cash collateral to enable the Company to fund, among other things, post-petition trade and employee obligations, as well as the Company's ongoing operating needs, while it begins the restructuring process. Final court approval of such cash collateral agreement was entered by the Bankruptcy Court on August 1, 2003 (the "Cash Collateral Order"). This has allowed the Company to pay for post-petition goods and services used in the normal course of business on a current basis.

     At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on the Company's business or when it may emerge from Chapter 11. The Company's future results depend on the timely and successful confirmation and implementation of a plan of reorganization. The rights and claims of various creditors and security holders will be determined by the Plan as well. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of such securities and claims.

     For additional information regarding the Company's voluntary reorganization under Chapter 11, see the disclosures under "Voluntary Reorganization under Chapter 11" on page 3 hereof and the notes to the financial statements included in this Quarterly Report on Form 10-Q. Information regarding the Chapter 11 Cases, as well as copies of the filings made by the Company (including the Plan and the Disclosure Statement), can be obtained from the Office of the Clerk of the United States Bankruptcy Court for the Middle District of Georgia, 433 Cherry Street, P.O. Box 1957, Macon, Georgia 31202; telephone: 478-752-3506; facsimile: 478-752-8157; www.gamb.uscourts.gov.

       Revenues. The Company's revenues are primarily attributable to subscription fees charged to subscribers of the Company's basic cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming, Internet services and digital services) as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per-channel basis. Internet revenues consist of monthly subscription fees and cable modem installation charges. Digital services revenue includes monthly subscription fees for tiers of digital programming and fees charged for pay-per-view movies, concerts and sporting events. In addition, other revenues are derived from installation and reconnection fees charged to subscribers to commence cable service, late payment fees, franchise fees, advertising revenues and commissions related to the sale of goods by home shopping services. At June 30, 2003, the Company had 64,017 basic subscribers and 25,008 premium subscriptions, representing basic penetration of 47.4% and premium penetration of 39.1% as compared to December 31, 2002 at which time the Company had 64,877 basic subscribers and 24,187 premium subscriptions which represented basic penetration of 48.1% and premium penetration of 37.3%.

     As of June 30, 2003 the Company had the capabilities of providing its high-speed Internet service to approximately 60% of its basic cable subscribers and had 8,250 high-speed Internet customers. In addition, the Company was offering its dial-up Internet service to over one-half of its basic cable subscribers and had approximately 3,630 dial-up Internet customers.

      In addition, the Company now has the capability of offering digital services to substantially all of its basic subscribers. With these digital services, the Company can provide tiers of niche satellite programming and pay-per-view movies, sporting events and concerts, thus, allowing it to better compete with DBS services. As of June 30, 2003, approximately 8,900 of the Company's basic subscribers had digital services.

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

     Significant Leverage. At June 30, 2003, the Company's debt was $118.0 million, its total assets were $44.4 million, and its partners' deficit was $88.7 million.

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

     As indicated above, due to its financial condition and liquidity position, the Company defaulted on the $5.375 million interest payment due February 15, 2003 on its Notes. By virtue of such default, the Company also defaulted under its senior credit facility. In addition, as of March 31, 2003, the Company was no longer in compliance with the senior credit facility's senior debt coverage ratio of 2.1-to-1 or the total debt coverage ratio of 9.10-to-1. Following those defaults, on June 26, 2003 James Cable and James Cable Finance filed separate voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Georgia, Macon Division. The cases are being jointly administered under the caption "In re:
James Cable Partners, L.P., et al., Case no. 03-52842." As a consequence of the filing, all parties are stayed from commencing or continuing any action to realize or enforce any pre-petition claims against the Company except in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.

     For additional information regarding the Company's voluntary reorganization under Chapter 11, see the disclosures under "Voluntary Reorganization under Chapter 11" on page 3 hereof and the notes to the financial statements included in this Quarterly Report on Form 10-Q. Information regarding the Chapter 11 Cases, as well as copies of the filings made by the Company (including the Plan and the Disclosure Statement), can be obtained from the Office of the Clerk of the United States Bankruptcy Court for the Middle District of Georgia, 433 Cherry Street, P.O. Box 1957, Macon, Georgia 31202; telephone: 478-752-3506; facsimile: 478-752-8157; www.gamb.uscourts.gov.

     Cash Flows from / used in Operating Activities. Net cash flows from operating activities were $2.6 million for the six months ended June 30, 2003 as compared to net cash flows used in operating activities of $310,000 for the six months ended June 30, 2002.

       Cash Flows used in Investing Activities. Net cash used in investing activities decreased by $410,000 from $1.7 million for the six months ended June 30, 2002 to $1.3 million for the six months ended June 30, 2003. This decrease is a result of a reduction in spending associated with rebuilds / upgrades as well as a reduction in equipment costs associated with Internet and digital service installations.

       Cash Flows from Financing Activities. Cash flows from financing activities for the six months ended June 30, 2002 were $4.5 million, almost all of which related to borrowings the Company made against its credit facility. All of the cash flows from financing activities for the six months ended June 30, 2003 related to a reduction in the costs associated with the credit facility amendment which occurred in March, 2001.

     Reorganization Items. As a result of the voluntary petitions for reorganization filed on June 26, 2003 discussed above, the Company spent a total of $1.8 million in cash ($1.3 million of which was expensed and $500,000 of which was paid in the form of retainers) during the six months ended June 30, 2003 in professional service fees relating to the Chapter 11 proceedings.

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

       The Credit Facility, which is secured by a first priority lien on and security interest in substantially all of the assets of the Company, accrues interest at a fixed rate which is payable on a quarterly basis in arrears. The interest rate on the Credit

Facility was 11.5% through February 15, 2003. However, as a result of the default event described above, the interest rate is currently at 13.5% and will remain as such until the default is cured. The Credit Facility contains certain covenants, and provides for certain events of default, customarily contained in facilities of a similar type. Among other things, the Credit Facility requires the Company to (i) maintain the ratio of its total debt to annualized six-month EBITDA of no more than 9.00-to-1 and (ii) maintain a senior debt ratio (that is, the ratio of debt under the Credit Facility to annualized six-month EBITDA) of no more than 2.10-to-1. In addition, the Credit Facility imposes limitations on the amount of capital expenditures that the Company can make for the remainder of the term. Generally, capital expenditures are limited to $12 million per annum plus any unused portion of the capital expenditure allowance from the previous year.

     The Defaults - As indicated above, the Company is in default with respect to the Notes and its senior credit facility. On June 26, 2003 James Cable and James Cable Finance filed separate voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Georgia, Macon Division. The cases are being jointly administered under the caption "In re: James Cable Partners, L.P., et al., Case No. 03-52842." As a consequence of the filing, all parties are stayed from commencing or continuing any action to realize or enforce any pre-petition claims against the Company except in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated:

                                                                    For the Three Months ended June 30,
                                                        -----------------------------------------------------------
                                                                  2003                              2002
                                                        -------------------------         -------------------------
                                                         Amount              %             Amount              %
                                                        --------          -------         --------          -------
                                                                           (Dollars in thousands)

Revenues                                                $ 10,788            100.0%        $ 10,756            100.0%
System operating expenses                                  7,241             67.1            6,786             63.1
Non-System operating expenses                                654              6.1              703              6.5
Depreciation and amortization                              1,836             17.0            2,150             19.9
                                                        --------          -------         --------          -------
Operating income                                           1,057              9.8            1,117             10.5
Interest expense, net                                      3,647             33.8            3,334             31.0
Other expenses                                                 0              0.0                0              0.0
                                                        --------          -------         --------          -------
Loss before reorganization item                           (2,590)           (24.0)          (2,217)           (20.5)
Reorganization item - Professional service fees           (1,315)           (12.2)               0              0.0
                                                        --------          -------         --------          -------
Net loss                                                $ (3,905)           (36.2)%       $ (2,217)           (20.5)%
                                                        ========          =======         ========          =======

EBITDA (1)                                              $  2,893             26.8%        $  3,267             30.4%



                                                                      For the Six Months ended June 30,
                                                        -----------------------------------------------------------
                                                                   2003                              2002
                                                        -------------------------         -------------------------
                                                         Amount              %             Amount              %
                                                        --------          -------         --------          -------
                                                                           (Dollars in thousands)

Revenues                                                $ 21,490            100.0%        $ 21,214            100.0%
System operating expenses                                 14,224             66.2           13,437             63.3
Non-System operating expenses                              1,330              6.2            1,313              6.2
Depreciation and amortization                              3,564             16.6            4,262             20.1
                                                        --------          -------         --------          -------
Operating income                                           2,372             11.0            2,202             10.4
Interest expense, net                                      7,139             33.2            6,602             31.1
Other expenses                                                 1              0.0                0              0.0
                                                        --------          -------         --------          -------
Loss before reorganization item                           (4,768)           (22.2)          (4,400)           (20.7)
Reorganization item - Professional service fees           (1,315)            (6.1)               0              0.0
                                                        --------          -------         --------          -------
Net loss                                                $ (6,083)           (28.3)%       $ (4,400)           (20.7)%
                                                        ========          =======         ========          =======

EBITDA (1)                                              $  5,936             27.6%        $  6,464             30.5%


(1) EBITDA represents operating income before depreciation and amortization. The Company has included EBITDA data (which are not a measure of financial performance under Generally Accepted Accounting Principles ("GAAP")) because it understands such data are used by certain investors to determine a cable television company's historical ability to service its indebtedness. In addition, the Company uses six-month EBITDA for calculations relating to certain credit facility covenants. EBITDA should not be considered as an alternative to net income as an indicator of the Company's performance or as an alternative to cash flow as a measure of liquidity as determined in accordance with GAAP. In addition, the calculation of EBITDA for the Company (as calculated in the table below for the six month periods ended June 30, 2003 and 2002) may differ from EBITDA calculations of other companies.

             Calculation of EBITDA for the Company
                     (Amounts in thousands)

                                    Six Months Ended
                                        June 30,
                                  ---------------------
                                   2003           2002
                                  ------         ------

Operating income                  $2,372         $2,202
Add back depreciation and
     amortization                  3,564          4,262
                                  ------         ------
EBITDA                            $5,936         $6,464
                                  ======         ======


THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

      Revenues. Revenues for the three months ended June 30, 2003 and 2002 remained constant at $10.8 million as an increase in Internet revenues of $140,000 and an increase in basic revenues, as described below, were offset by decreases in other revenues. Basic revenues increased by $110,000, or 1.4%, to $7.9 million for the three months ended June 30, 2003, as compared to the same period in 2002. Average monthly total revenues per subscriber for the three months ending June 30, 2003 were $55.88, as compared to $53.38 for the same period last year. This increase, as well as the increase in basic revenues, is primarily the result of rate increases which the Company has implemented since June 30, 2002 as well as the increased Internet revenues discussed above.

      Subscribers. At June 30, 2003 the Company had 64,017 subscribers which represents a decrease of 2,531, or 3.8%, from the 66,548 subscribers at June 30, 2002. The Company believes that this decrease is a result of the increased availability and affordability of competitive video services from satellite dishes and other alternatives to traditional hard line cable services. The Company continues to respond to this competition with increased emphasis on advanced telecommunications services and aggressive marketing campaigns.

     At June 30, 2003 the Company had approximately 8,250 high-speed Internet customers and approximately 3,630 dial-up Internet customers, for a total of approximately 11,880 Internet customers. This represents an increase of approximately 580 customers, or 5.1%, from the approximately 11,300 Internet customers at June 30, 2002. In addition, the Company's digital services were in approximately 8,900 of its basic subscribers homes at June 30, 2003 as compared to approximately 9,200 at June 30, 2002.

      System Operating Expenses. System operating expenses for the three months ended June 30, 2003 were $7.2 million, an increase of $450,000, or 6.7%, over the three months ended June 30, 2002. As a percentage of revenues, system operating expenses increased 4.0% from 63.1% in 2002 to 67.1% in 2003. The primary reasons for this increase included an increase in technical expenses associated with additional staff and equipment repair costs necessary to provide better customer service as well as increased marketing costs.

      Non-System Operating Expenses. Non-system operating expenses remained constant at $700,000 for the three months ended June 30, 2002 and 2003.

      EBITDA. As a result of the foregoing, EBITDA decreased by $370,000, or 11.4%, from $3.3 million for the three months ended June 30, 2002 to $2.9 million for the three months ended June 30, 2003 (See also the disclosures on page 24 regarding EBITDA, its disclosure, uses and limitations).

      Depreciation and Amortization. Depreciation and amortization decreased by $310,000, or 14.6%, from $2.1 million for the three months ended June 30, 2002 to $1.8 million for the three months ended June 30, 2003 primarily as a result of the decrease in capital spending from 2002 to 2003 discussed in the "Financial Condition, Liquidity and Capital Resources" section.

      Interest Expense, Net. Interest expense, net increased $310,000, or 9.4%, from $3.3 million for the three months ended June 30, 2002 to $3.6 million for the three months ended June 30, 2003. This increase was the result of three factors. First, the Company made additional borrowings of $2 million against its credit facility in August, 2002. Second, as discussed in the "Financial Condition, Liquidity and Capital Resources" section, the interest rate on the credit facility increased from 11.5% to 13.5% on February 16, 2003. Third, the interest payment due on the Notes on February 15, 2003 was not made and, thus, accrues additional interest at the rate of 10.75%. However, offsetting these increases is a decrease in the interest expense on the Notes of approximately $130,000. This decrease is due to the fact that the Company stopped accruing interest on the Notes effective June 26, 2003, the Petition Date of the voluntary reorganization filings discussed above, because the Notes are unsecured liabilities subject to compromise.

      Loss before Reorganization Items. As a result of the foregoing factors, the Company's loss before reorganization items was $2.6 million for the three months ended June 30, 2003 as compared to $2.2 million for the three months ended June 30, 2002.

    Reorganization Items. As a result of the voluntary petitions for reorganization filed on June 26, 2003 discussed above, the Company spent $1.3 million during the three months ended June 30, 2003 in professional service fees relating to the Chapter 11 proceedings.

    Net Loss. As a result of the foregoing factors, the Company's net loss was $3.9 million for the three months ended June 30, 2003 as compared to $2.2 million for the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

      Revenues. Revenues for the six months ended June 30, 2003 increased by $280,000, or 1.3%, to $21.5 million from $21.2 million for the six months ended June 30, 2002. This increase is primarily the result of an increase in the Company's Internet revenues of $330,000, an increase in the Company's digital revenues of $70,000 and an increase in the Company's basic revenues, discussed below, from 2002 to 2003, as offset by a decrease in premium revenues. Basic revenues increased by $230,000, or 1.5%, to $15.7 million for the six months ended June 30, 2003, as compared to the same period in 2002. Average monthly total revenues per subscriber for the six months ending June 30, 2003 were $55.51, as compared to $52.33 for the same period last year. This increase, as well as the increase in basic revenues, is primarily the result of rate increases which the Company has implemented since June 30, 2002 as well as the increased Internet and digital revenues discussed above.

      System Operating Expenses. System operating expenses for the six months ended June 30, 2003 were $14.2 million, an increase of $790,000, or 5.9%, over the six months ended June 30, 2002. As a percentage of revenues, system operating expenses increased 2.9% from 63.3% in 2002 to 66.2% in 2003. The primary reasons for this increase included an increase in technical expenses associated with additional staff and equipment repair costs necessary to provide better customer service as well as increased marketing costs.

      Non-System Operating Expenses. Non-system operating expenses remained constant at $1.3 million for the six months ended June 30, 2002 and 2003.

      EBITDA. As a result of the foregoing, EBITDA decreased by $530,000, or 8.2%, from $6.5 million for the six months ended June 30, 2002 to $5.9 million for the six months ended June 30, 2003 (See also the disclosures on page 24 regarding EBITDA, its disclosure, uses and limitations).

      Depreciation and Amortization. Depreciation and amortization decreased by $700,000, or 16.4%, from $4.3 million for the six months ended June 30, 2002 to $3.6 million for the six months ended June 30, 2003 primarily as a result of the decrease in capital spending from 2002 to 2003 discussed in the "Financial Condition, Liquidity and Capital Resources" section.

      Interest Expense, Net. Interest expense, net increased $540,000, or 8.2%, from $6.6 million for the six months ended June 30, 2002 to $7.1 million for the six months ended June 30, 2003. This increase was the result of three factors. First, the Company made additional borrowings of $2 million against its credit facility in August, 2002. Second, as discussed in the "Financial Condition, Liquidity and Capital Resources" section, the interest rate on the credit facility increased from 11.5% to 13.5% on February 16, 2003. Third, the interest payment due on the Notes on February 15, 2003 was not made and, thus, accrues additional interest at the rate of 10.75%. However, offsetting these increases is a decrease in the interest expense on the Notes of approximately $130,000. This decrease is due to the fact that the Company stopped accruing interest on the Notes effective June 26, 2003, the Petition Date of the voluntary reorganization filings discussed above, because the Notes are unsecured liabilities subject to compromise.

      Loss before Reorganization Items. As a result of the foregoing factors, the Company's loss before reorganization items was $4.8 million for the six months ended June 30, 2003 as compared to $4.4 million for the six months ended June 30, 2002.

    Reorganization Items. As a result of the voluntary petitions for reorganization filed on June 26, 2003 discussed above, the Company spent $1.3 million during the six months ended June 30, 2003 in professional service fees relating to the Chapter 11 proceedings.

     Net Loss. As a result of the foregoing factors, the Company's net loss was $6.1 million for the six months ended June 30, 2003 as compared to $4.4 million for the six months ended June 30, 2002.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but be tested for impairment at least annually.

     The Company adopted SFAS No. 142 on January 1, 2002, as required. Accordingly, the Company no longer amortizes goodwill and other indefinite lived intangible assets, which consist of cable franchise operating rights. The Company tests its goodwill each year at December 31 utilizing a discounted cash flow method as well as assessing a fair market value based on current per subscriber market conditions. The Company, after completing these tests at December 31, 2002, concluded that no impairment existed. In addition, no material changes have occurred which would affect that conclusion as of June 30, 2003.

The effect of the adoption of SFAS No. 142 as of June 30, 2003 and December 31, 2002 is presented in the following table (in thousands) which includes only those assets which were not fully amortized prior to December 31, 2001:

(in thousands)                                    June 30, 2003                              December 31, 2002
                                     --------------------------------------       --------------------------------------
                                      Gross         Accum.         Carrying        Gross         Accum.         Carrying
                                      Value         Amort.          Value          Value         Amort.          Value
                                     -------        -------        --------       -------        -------        --------
Indefinite-lived intangibles:
   Goodwill                          $ 7,457        $   567        $ 6,890        $ 7,457        $   567        $ 6,890
   Franchise operating rights         16,656         11,682          4,974         16,656         11,682          4,974
                                     -------        -------        -------        -------        -------        -------
Totals                               $24,113        $12,249        $11,864        $24,113        $12,249        $11,864
                                     =======        =======        =======        =======        =======        =======

Other intangible assets:
   Subscriber lists and non-
      compete agreements             $ 1,243        $ 1,001        $   242        $ 1,243        $   877        $   366
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

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company did not hold, either during the six months ended June 30, 2003 and 2002, or at June 30, 2003 and December 31, 2002, any market risk sensitive instruments. The Company has outstanding $88 million of its 10-3/4% Series B Senior Notes with a fixed interest rate of 10.75%. In addition, the Company has borrowings outstanding against its credit facility of $30 million which had a fixed interest rate of 11.5% from January 1 through February 15, 2003 and a fixed interest rate of 13.5% from February 16 through June 30, 2003.

      As indicated above, due to its financial condition and liquidity position, the Company defaulted on the $5.375 million interest payment due February 15, 2003 on its Notes. By virtue of such default, the Company also defaulted under its senior credit facility. In addition, as of March 31, 2003, the Company was no longer in compliance with the senior credit facility's senior debt coverage ratio of 2.1-to-1 or the total debt coverage ratio of 9.10-to-1. Following those defaults, on June 26, 2003 James Cable and James Cable Finance filed separate voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Georgia, Macon Division. The cases are being jointly administered under the caption "In re:
James Cable Partners, L.P., et al., Case no. 03-52842." As a consequence of the filing, all parties are stayed from commencing or continuing any action to realize or enforce any pre-petition claims against the Company except in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.

     For additional information regarding the Company's voluntary reorganization under Chapter 11, see the disclosures under "Voluntary Reorganization under Chapter 11" on page 3 hereof and the notes to the financial statements included in this Quarterly Report on Form 10-Q. Information regarding the Chapter 11 Cases, as well as copies of the filings made by the Company (including the Plan and the Disclosure Statement), can be obtained from the Office of the Clerk of the United States Bankruptcy Court for the Middle District of Georgia, 433 Cherry Street, P.O. Box 1957, Macon, Georgia 31202; telephone: 478-752-3506; facsimile: 478-752-8157; www.gamb.uscourts.gov.

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

      Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of the Company's internal controls and procedures as of the end of the period covered by this report (the "Evaluation Date"). There have been no significant changes in the Company's internal controls or in other factors that could have significantly affect these controls subsequent to the Evaluation Date.

     DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed (i) to collect the information it is required to disclose in the reports it files with the SEC, and (ii) to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Under the supervision and with the participation of the Company's management, including the principal executive officer and the principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company's management, including the principal executive officer and the principal financial officer, has concluded that these procedures are effective in collecting such information and in processing, summarizing and disclosing such information.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

       In addition to the Chapter 11 Cases and the matters discussed below, the Company is a party to ordinary and routine litigation proceedings that are incidental to the Company's business. Management believes that the outcome of all such pending ordinary and routine legal proceedings will not, in the aggregate, have a material adverse effect on the financial condition or results of operations of the Company.

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

      Other electric utilities have also proposed substantial pole attachment rental rate increases. For example, Georgia Power Company ("Georgia Power"), an affiliate of APC, which also provides pole attachments to the Company, has proposed an even greater increase than APC, as well as an onerous new pole attachment agreement. As a result, the Company, along with other cable operators in Georgia, filed a complaint with the FCC challenging the terms and conditions of the proposed pole attachment agreement. On August 8, 2003, the FCC's Enforcement Bureau (the "Bureau") granted the complaint and issued an order that rejected the vast majority of the challenged provisions of the proposed pole attachment agreement. In addition, the Bureau directed Georgia Power to negotiate a new agreement in good faith. At the current time it is unclear whether Georgia Power will appeal the Bureau's decision.

      Depending on the final outcome of these proceedings, as well as other disputes that may arise in the future, the Company could experience a significant increase in its pole attachment rental costs. Such an increase, if ultimately supported by a final, non-appealable order by a court of competent jurisdiction, could negatively affect the Company's operations.

Item 3. Defaults Upon Senior Securities

     As indicated above, due to its financial condition and liquidity position, the Company defaulted on the $5.375 million interest payment due February 15, 2003 on its Notes. By virtue of such default, the Company also defaulted under its senior credit facility. In addition, as of March 31, 2003, the Company was no longer in compliance with the senior credit facility's senior debt coverage ratio of 2.1-to-1 or the total debt coverage ratio of 9.10-to-1. Following those defaults, on June 26, 2003 James Cable and James Cable Finance filed separate voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Georgia, Macon Division. The cases are being jointly administered under the caption "In re:
James Cable Partners, L.P., et al., Case no. 03-52842." As a consequence of the filing, all parties are stayed from commencing or continuing any action to realize or enforce any pre-petition claims against the Company except in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.

     For additional information regarding the Company's voluntary reorganization under Chapter 11, see the disclosures under "Voluntary Reorganization under Chapter 11" on page 3 hereof and the notes to the financial statements included in this Quarterly Report on Form 10-Q. Information regarding the Chapter 11 Cases, as well as copies of the filings made by the Company (including the Plan and the Disclosure Statement), can be obtained from the Office of the Clerk of the United States Bankruptcy Court for the Middle District of Georgia, 433 Cherry Street, P.O. Box 1957, Macon, Georgia 31202; telephone: 478-752-3506; facsimile: 478-752-8157; www.gamb.uscourts.gov.

Item 6.

         (a)      Exhibits.

EXHIBIT NO.            DESCRIPTION
-----------            -----------

     3.1    --         Second Amended and Restated Agreement of Limited
                       Partnership of James Cable Partners, L.P. dated as of
                       December 29, 1999, as amended by a First Amendment to Second Amended and Restated Agreement of Limited
                       Partnership dated as of March 1, 2001***

     3.2    --         Certificate of Limited Partnership of James Cable
                       Partners, L.P.*

     3.3    --         Articles of Incorporation of James Cable Finance Corp.*

     3.4    --         Bylaws of James Cable Finance Corp.*

     4.1    --         Indenture dated as of August 15, 1997 among James Cable
                       Partners, L.P., James Cable Finance Corp., and United
                       States Trust Company of New York, as Trustee*

     4.3    --         Credit Agreement dated as of March 2, 2001 between James
                       Cable Partners, L.P., as Borrower, and the Lenders listed therein***

     4.4    --         Company Security Agreement dated as of March 2, 2001
                       between James Cable Partners, L.P., as Grantor, and
                       GoldenTree Asset Management LLC, as agent for the Lenders***

     4.5      --       Guaranty Agreement dated as of March 2, 2001 by James
                       Cable Finance Corp., in favor of each of the Lenders***

     4.6      --       Guarantor Security Agreement dated as of March 2, 2001
                       between James Cable Finance Corp., as Grantor, and
                       GoldenTree Asset Management LLC, as agent for the Lenders***

     4.8      --       Option Agreement / Option Certificate dated as of
                       December 29, 1999 by and between James Cable Partners,
                       L.P. and James Communications Partners**

     21       --       List of subsidiaries of James Cable Partners, L.P.: James
                       Cable Finance Corp. (James Cable Finance Corp. has no subsidiaries)

     (31)(a)  --       Certification of Principal Executive Officer of James
                       Cable Partners, L.P. Pursuant to 15 U.S.C. 78m(a) or
                       78o(d) (Section 302 of the Sarbanes-Oxley Act of
                       2002)****

     (31)(b)  --       Certification of Principal Financial Officer of James
                       Cable Partners, L.P. Pursuant to 15 U.S.C. 78m(a) or
                       78o(d) (Section 302 of the Sarbanes-Oxley Act of
                       2002)****

     (31)(c)  --       Certification of Principal Executive Officer of James
                       Cable Finance Corp. Pursuant to 15 U.S.C. 78m(a) or
                       78o(d) (Section 302 of the Sarbanes-Oxley Act of
                       2002)****

     (31)(d)  --       Certification of Principal Financial Officer of James
                       Cable Finance Corp.Pursuant to 15 U.S.C. 78m(a) or 78o(d)
                       (Section 302 of the Sarbanes-Oxley Act of 2002)****

     (32)(a)  --       Certification of Principal Executive Officer of James
                       Cable Partners, L.P. Furnished Pursuant to 18 U.S.C.
                       Section 1350 (Section 906 of the Sarbanes-Oxley Act of
                       2002) ****

     (32)(b)  --       Certification of Principal Financial Officer of James
                       Cable Partners, L.P. Furnished Pursuant to 18 U.S.C.
                       Section 1350 (Section 906 of the Sarbanes-Oxley Act of
                       2002) ****

     (32)(c)  --       Certification of Principal Executive Officer of James
                       Cable Finance Corp. Furnished Pursuant to 18 U.S.C.
                       Section 1350 (Section 906 of the Sarbanes-Oxley Act of
                       2002) ****

     (32)(d)   --      Certification of Principal Financial Officer of James
                       Cable Finance Corp. Furnished Pursuant to 18 U.S.C.
                       Section 1350 (Section 906 of the Sarbanes-Oxley Act of
                       2002) ****

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

****     Filed herewith.

(b)      Reports on Form 8-K

         During the second quarter of 2003, the Company filed a Current Report on Form 8-K dated June 26, 2003, relating to the Company's filing of separate voluntary petitions (for James Cable Partners, L.P. and James Cable Finance Corp.) for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Georgia, Macon Division.

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


                                        JAMES CABLE PARTNERS, L.P.


                                        By:  James Communications Partners
                                        General Partner

                                        By:  Jamesco, Inc.
                                        Partner

Date:  August 14, 2003                  By:  /s/  William R. James
                                             ---------------------------------
                                                 William R. James
                                                 President

                                        By:  James Communications Partners
                                        General Partner

                                        By:  DKS Holdings, Inc.
                                        Partner

Date:  August 14, 2003                  By:  /s/ Daniel K. Shoemaker
                                             -------------------------------
                                                 Daniel K. Shoemaker
                                                 President (Principal financial
                                                 officer and chief accounting
                                                 officer)



                                        JAMES CABLE FINANCE CORP.


Date:  August 14, 2003                  By:  /s/ William R. James
                                             ---------------------------------
                                                 William R. James
                                                 President

Date:   August 14, 2003                 By:  /s/ Daniel K. Shoemaker
                                             -------------------------------
                                                 Daniel K. Shoemaker
                                                 Treasurer (Principal financial
                                                 officer and chief accounting
                                                 officer)

                                  EXHIBIT INDEX


     (31)(a)  --       Certification of Principal Executive Officer of James
                       Cable Partners, L.P. Pursuant to 15 U.S.C. 78m(a) or
                       78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

     (31)(b)  --       Certification of Principal Financial Officer of James
                       Cable Partners, L.P. Pursuant to 15 U.S.C. 78m(a) or
                       78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

     (31)(c)  --       Certification of Principal Executive Officer of James
                       Cable Finance Corp. Pursuant to 15 U.S.C. 78m(a) or
                       78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

     (31)(d)  --       Certification of Principal Financial Officer of James
                       Cable Finance Corp. Pursuant to 15 U.S.C. 78m(a) or
                       78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

     (32)(a)  --       Certification of Principal Executive Officer of James
                       Cable Partners, L.P. Furnished Pursuant to 18 U.S.C.
                       Section 1350 (Section 906 of the Sarbanes-Oxley Act of
                       2002)

     (32)(b)  --       Certification of Principal Financial Officer of James
                       Cable Partners, L.P. Furnished Pursuant to 18 U.S.C.
                       Section 1350 (Section 906 of the Sarbanes-Oxley Act of
                       2002)

     (32)(c)  --       Certification of Principal Executive Officer of James
                       Cable Finance Corp. Furnished Pursuant to 18 U.S.C.
                       Section 1350 (Section 906 of the Sarbanes-Oxley Act of
                       2002)

     (32)(d)     --    Certification of Principal Financial Officer of James
                       Cable Finance Corp. Furnished Pursuant to 18 U.S.C.
                       Section 1350 (Section 906 of the Sarbanes-Oxley Act of
                       2002)